Form 10-Q
period 1996-06-30
MANHATTAN LIFE INSURANCE CO
filed 1996-08-14
CIK 61953

UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C.  20549
                    Form 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the period ended June 30, 1996

                          or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the transition period from         to

Commission file Number  33-42611

          THE MANHATTAN LIFE INSURANCE COMPANY
  (Exact name of registrant as specified in its charter)

New York                                 13-1004640
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)


1876 Waycross Road, Cincinnati, OH              45240
(Address of principal executive offices)      (Zip Code)


(513) 595-2118
(Registrant's telephone number, including area code)


                           None
      -------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes (X)   No ( )

Number of shares of the Registrant's guarantee capital shares outstanding as of June 30, 1996 was 3,341,624.

INDEX

PART I.  FINANCIAL INFORMATION                     Page

Item 1.  Financial Statements (Unaudited):

  Condensed Balance Sheets - June 30, 1996 and
    December 31, 1995                                2

  Condensed Statements of Income
  - Three Months and Six Months Ended
    June 30, 1996 and 1995                           3

  Statement of Shareholders' Equity
  - Six Months Ended June 30, 1996                   4

  Condensed Statements of Cash Flows
  - Six Months Ended June 30, 1996 and 1995          5

  Notes to Condensed Financial Statements            6

Item 2.  Management's Discussion and
  Analysis of Financial Condition and
  Results of Operations                             12


PART II.  OTHER INFORMATION

  Exhibits and Reports on Form 8-K                  28



  Signatures                                        29

        THE MANHATTAN LIFE INSURANCE COMPANY
               CONDENSED BALANCE SHEETS
                     (Unaudited)
         (in thousands except share amounts)

Part I.  Financial Information
                                           June 30,     December 31,
                                           1996         1995
                                           -------      -----------
ASSETS
  Fixed income securities
    available-for-sale                     $ 296,973    $ 325,038
  Equity securities, at market                 --               2
  Mortgage loans                              76,149       70,048
  Real estate acquired
    through foreclosure                        6,388        6,388
  Policy loans                                50,933       51,740
  Other invested assets                           22          --
  Short-term investments                         101          --
                                           ---------    ---------
    Total Investments                        430,566      453,216

  Cash                                         3,839          711
  Deferred policy acquisition costs           41,541       41,264
  Furniture, equipment and leaseholds,
   at cost, less accumulated depreciation
    (1996 - $2,781; 1995 - $2,707)               490          512
  Other assets                                21,206       18,235
                                           ---------    ---------
    TOTAL ASSETS                           $ 497,642    $ 513,938
                                           =========    =========
LIABILITIES
  Policy liabilities                       $ 420,894    $ 428,812
  Other liabilities                           11,621       13,169
                                           ---------    ---------
    TOTAL LIABILITIES                        432,515      441,981
                                           ---------    ---------

POLICYHOLDERS' EQUITY                         34,136       40,649

SHAREHOLDERS' EQUITY
  Guarantee Capital Shares, $2 Par Value
  (5,000,000 shares authorized, 3,341,624
   shares issued and outstanding)              6,683        6,683
  Retained earnings                           24,550       23,606
  Unrealized gain(loss
   on fixed income securities
   classified as available-for-sale            (242)        1,019
                                           ---------    ---------
      TOTAL SHAREHOLDERS' EQUITY             30,991        31,308
                                           ---------    ---------
      TOTAL LIABILITIES,
      POLICYHOLDERS' EQUITY
      AND SHAREHOLDERS' EQUITY             $ 497,642    $ 513,938
                                           =========    =========

The accompanying notes are an integral part of the financial statements.

        THE MANHATTAN LIFE INSURANCE COMPANY
           CONDENSED STATEMENTS OF INCOME
                    (Unaudited)
   (in thousands, except share and per share amounts)

                           Three Months          Six Months
                               Ended                Ended
REVENUE                       June 30,             June 30,
                         1996       1995       1996       1995
                         ----       ----       ----       ----
Insurance revenues       $   9,527  $  10,003  $  19,098  $  19,872
Net investment income        8,086      8,419     16,555     16,618
Net realized (losses)
on investments                 (75)      (430)       303       (992)
Other                            8          1         11         12
                         ---------  ---------  ---------  ---------
Total revenue               17,546     17,993     35,967     35,510
                         ---------  ---------  ---------  ---------
BENEFITS AND EXPENSES
Policyholder benefits        8,003      9,937     17,469     17,611
Interest expense             2,432      2,301      4,877      4,723
Underwriting,
 acquisition and
insurance expenses           4,215      5,135      9,199     10,320
Policyholders'
dividends and
participation in
operations                   1,073        706      2,200      2,312
                         ---------  ---------  ---------  ---------
Total benefits and
expenses                    15,723     18,079     33,745     34,966
                         ---------  ---------  ---------  ---------
Income (losses)
before federal
income taxes                 1,823        (86)     2,222        544
Federal income tax
expense (benefit):
Current                        229       (236)       454        472
Deferred                     1,101       (161)       824       (703)
                         ---------  ---------  ---------  ---------
                             1,330       (397)     1,278       (231)
                         ---------  ---------  ---------  ---------
  Net income                $  493     $  311     $  944     $  775
                         =========  =========  =========  =========

Earnings per share          $  .15     $  .09     $  .28     $  .23
                         =========  =========  =========  =========
Weighted average
number of shares
outstanding              3,341,624  3,341,624  3,341,624  3,341,624
                         =========  =========  =========  =========
(/table>

The accompanying notes are an integral part of the financial statements.

          THE MANHATTAN LIFE INSURANCE COMPANY
           STATEMENT OF SHAREHOLDERS' EQUITY
                     (Unaudited)
                    (in thousands)

                                             Unrealized
                                             Gain (Loss)
                         Guarantee           on Available  Total
                         Capital   Retained  for Sale      Shareholders'
                         Shares    Earnings  Securities    Equity
                         -------   --------  ----------    ------
Balance at
December 31, 1995        $ 6,683   $23,606   $ 1,019       $31,308

Net income for
 the six months
 ended June 30, 1996        --         944      --             944

Unrealized depreciation
 in value  of fixed
 income securities
 classified as
 available-for-sale,
 net of income taxes        --        --      (1,261)       (1,261)
                         -------   -------   -------       -------
Balance at
June 30, 1996            $ 6,683   $24,550   $  (242)      $30,991
                         =======   =======   =======       =======


The accompanying notes are an integral part of the financial statements.

        THE MANHATTAN LIFE INSURANCE COMPANY
         CONDENSED STATEMENTS OF CASH FLOWS
                     (Unaudited)
                  (in thousands)

                                        Six Months Ended June 30,
                                        ------------------------
                                           1996         1995
                                           ----         ----
OPERATING ACTIVITIES
Net income                                 $  944       $   775

Charges (credits) to net
 income not affecting cash:
 Policyholders' share of
 income in excess of
 dividends paid                             2,316          (445)
Interest credited to
 interest sensitive products                2,406         2,503
Interest credited to
 universal life policies                    2,471         2,220
Accrual of discount on
 investments, net                            (225)         (434)
Realized (gains) losses
 on investments                              (303)          992
Depreciation                                   74            76
Amortization of deferred
 policy acquisition costs                   1,856         1,572
Deferred federal income
 tax benefit                                  824          (703)
Change in operating assets
 and liabilities:
 Accrued investment
 (income) loss                                 (2)          160
Policy acquisition
 costs deferred                            (2,133)       (1,872)
Federal income tax
 recoverable                                  349           872
Policy liabilities                         (7,443)       (1,079)
Other items, net                             (493)         (966)
                                           ------       -------
Cash provided by operating
 activities                                   641         3,671
                                           ------       -------

INVESTING ACTIVITIES
Purchases of investments:
 Fixed income securities
 and equity securities
 held-to-maturity                               0        (3,038)
Fixed income securities
 and equity securities
 available-for-sale                       (64,032)      (60,948)
Mortgage Loans and
 Real Estate                              (16,394)       (5,077)
Short-term investments,
  net                                         (85)       (1,857)
Purchases of furniture,
 equipment and leaseholds                     (52)          (54)
Sales, maturities,
 redemptions and repayments
 of investments:
 Fixed income securities
 and equity securities
held-to-maturity                                0         4,653
Fixed income securities
and equity securities
available-for-sale                         77,308        59,692
Mortgage loans and
real estate                                10,287         3,727
Policy loans, net                             807        (1,863)
                                           ------       -------
Cash provided or (used)
by investing activities                     7,839        (4,765)
                                           ------       -------
FINANCING ACTIVITIES
Premiums/deposits to
interest sensitive contracts                  143         2,176
Withdrawals from interest
sensitive contracts                        (6,155)       (4,946)
Receipts from universal life
policies credited to
policyholder account balances               3,431         3,013
Return of policyholder
account balances on
universal life policies                    (2,771)       (1,771)
                                           ------       -------
Cash used by
financing activities                       (5,352)       (1,528)
                                           ------       -------
Increase (Decrease) in cash                 3,128        (2,622)
Cash at beginning of period                   711         2,545
                                           ------       -------
Cash at end of period                      $3,839       $   (77)
                                           ======       =======

The accompanying notes are an integral part of the financial statements.

        THE MANHATTAN LIFE INSURANCE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited condensed financial statements of The Manhattan Life Insurance Company (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the year. The unaudited interim condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Company for the year ended December 31, 1995.

In 1993 the Company announced that a special committee of its independent directors had been formed to consider the fairness of a proposal to eliminate minority interests in the Company's guarantee capital shares by using a reverse stock split to reduce all outstanding minority shares to fractional shares payable in cash. The proposal was made by The Union Central Life Insurance Company (Union Central), a Cincinnati based mutual life insurance company. Under the proposal, the Company's minority shareholders would receive $5.125 for each guarantee capital share held immediately prior to the consummation of the proposed transaction. The special committee has been authorized by the Board of Directors to engage a financial advisor, legal counsel and any other advisor necessary to assist it in its consideration of the proposal.

The reverse stock split is an established method for eliminating minority shareholders. This technique, which is a form of amendment to a corporation's certificate of incorporation pursuant to state law, allows a corporation to reverse split its outstanding shares of stock into a lesser number of outstanding shares of stock. In the situation where a reverse stock split is aimed at eliminating minority shareholders, the corporation may issue one new share of stock in exchange for a number of old shares in excess of the number of such old shares held by the largest minority shareholder. As a result, the holdings of all minority shareholders would be reduced to a fraction of a share for which they would be paid cash in lieu of the issuance of a certificate for such fractional shares.

Union Central has proposed that the Company effect a 1-for-303,784 reverse split of its guarantee capital shares which would result in (i) the elimination of minority shareholder interests in the Company, and (ii) Union Central being the sole remaining holder of the guarantee capital shares. The ratio of 1-for-303,784 was chosen by the board to ensure the largest single minority shareholder, and consequently all other minority shareholders, would have their holdings reduced to a fraction of a share for which they would be paid a fair price in cash. As of June 30, 1996 and December 31, 1995, the Company had 3,341,624 guarantee capital shares issued and outstanding; of these shares, Union Central owned 2,433,345 or approximately 72.8%. It is anticipated the reverse stock split would reduce the number of guarantee capital shares issued and outstanding from 3,341,624 to 8. It is anticipated the remaining 908,279 guarantee capital shares held by shareholders other than Union Central will be returned in exchange for cash in the aggregate amount of approximately $4,655,000. The par value of the guarantee capital shares will be increased from $2.00 per share to $835,406 per share. The aggregate amount of capital guaranteed to the Company's policyholders will remain at its current balance of $6,683,248.

All holders of guarantee capital shares will return their shares to the Company for either new guarantee capital shares or cash. Each holder of guarantee capital shares that returns a group of 303,784 shares together with cash in the amount of $227,838, will receive in exchange one new guarantee capital share. Each holder that returns less than a group of 303,784 guarantee capital shares (including a shareholder who owns in excess of 303,784 guarantee capital shares) will receive $5.125 in cash for each guarantee capital share returned.

Pursuant to the exchange, Union Central will return to the Company 2,433,345 guarantee capital shares plus cash in the amount of $1,822,704 in exchange for which it will receive 8 new guarantee capital shares and approximately $15,700 in cash for the remaining guarantee capital shares in excess of the amount required for each new guarantee capital share. The Company does not anticipate any of the minority shareholders will accumulate the number of guarantee capital shares required to be exchanged for a new guarantee capital share.

The Company proposes to use funds from the Guarantee Capital
Reserve (GCR) to pay for the guarantee capital shares held by its minority shareholders after the reverse stock split.

The proposal is subject to approval of the Company's guarantee shareholders, as well as its Board of Directors. The proposal is currently being reviewed by the New York Insurance Department
(the Department) and their independent consultant.

As more fully described in Note 4 to the Condensed Financial statements, during first quarter 1995, the company adopted statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114).
  Note 2. Shareholder Dividends

  The payment of cash dividends by the Company to its shareholders is dependent upon compliance with certain regulatory limits and restrictions imposed by the Company's charter. The Company's charter provides for three types of shareholder distributions:

    a) Interest at a specified rate on the par value of the guarantee capital shares issued and outstanding ($195,000 annually),
    b) Interest, at the Company's portfolio earnings rate on invested assets, on the accumulated balance in the GCR, and

    c) A distribution of the shareholders' portion of the Company's profits. Such amounts may, at the discretion of the Company's Board of Directors, be distributed as a stock dividend of additional guarantee capital shares, paid in cash subject to certain limits and prior regulatory approval, or reserved for the benefit of the shareholders in a GCR.

Interest on the guarantee capital shares may be paid in any year dividends are distributed to policyholders and is not subject to prior regulatory approval.

Historically, the shareholders' portion of Company profits has been equal to $1 for every $7 of policyholders' dividends paid on traditional, participating policies. Cash dividends are limited based on the Company's prior year statutory earnings, or increase in statutory surplus, and are further subject to prior approval by the Department. The GCR represents a restricted segment of statutory unassigned surplus, and as such, does not represent a commitment or liability to pay shareholder dividends. For financial statements prepared in accordance with generally accepted accounting principles, the GCR is included in shareholders' equity.

The Company and the Department have agreed to the following guidelines under which shareholder distributions from the GCR would be permitted, subject to prior approval by the Department:

     If the Company's statutory-basis surplus is less than or equal to 9% of its statutory policy reserves, then principal and interest distributions are limited to the lesser of the prior year statutory gain from operations, (after policyholders' dividends and federal income taxes and before realized gains and losses) or the prior year's increase in statutory surplus or,

     If its statutory-basis surplus exceeds 9% of statutory policy reserves, the principal and interest distributions are limited to the greater of the prior year statutory gain from operations, (after policyholders' dividends and federal income taxes and before realized gains and losses), or the prior year increase in statutory surplus.

The foregoing limits are subject to adjustment, by the Department, for unusually large realized gains or the effects of surplus relief reinsurance transactions. Based on the formula described above, no shareholder dividends will be paid in 1996, because the Company recorded both a statutory loss before net realized gains and losses and a decrease in statutory surplus for the year ended 1995. Since the Company plans to eliminate minority interests in the Company's guarantee capital shares by using a reverse stock split to reduce all outstanding minority shares to fractional shares payable in cash, it made no cash dividend payments to its shareholders from principal or interest accumulated in the GCR for the year ended December 31, 1995.
See Note 1 of Notes to Condensed Financial Statements for detailed discussion about the reverse stock split.

The balance in the GCR was $15,912,000 and $14,910,000 at June 30, 1996 and December 31, 1995, respectively, and the ratio of the Company's statutory surplus to its policy reserves was 7.81% and 7.70%, respectively. Interest added to the GCR amounted to $630,000, and $445,000 for the six months ended June 30, 1996, and 1995, respectively, and the interest was included in the Company's results of operations as a reduction of policyholders' dividends and participation in operations.

The following table summarizes the allocation of the Company's net income between the shareholders and the policyholders:

                              Three Months  Six Months
                                  Ended       Ended
                                 June 30,    June 30,
                                1996     1995    1996    1995
                                ----     ----    ----    ----
                                (in thousands)   (in thousands)

Distributable income:
Income                          $  493   $  311  $  944  $  775
Policyholders' dividends and
 participation in operations     1,073      706   2,200   2,312
Less interest credited to GCR     (340)    (210)   (630)   (445)
                                ------   ------  ------  ------
    Distributable income        $1,226   $  807  $2,514  $2,642
                                ======   ======  ======  ======
Shareholders' share
of net income:
1/8 of distributable income     $  153   $  101  $  314  $  330
Interest credited to GCR           340      210     630     445
                                ------   ------  ------  ------


      Net income                $  493   $  311  $  944  $  775
                                ======   ======  ======  ======
Policyholders' 7/8th share
of distributable income
(reported as policyholders'
dividends and participation
in operations in the
Statements of Income)           $1,073   $  706  $2,200  $2,312


/TABLE

Note 3. Shareholders' Share of Surplus

The Company is the only existing life insurance company domiciled in New York which has authorized and outstanding guarantee capital shares. Neither applicable New York State law nor the Company's charter contain express provisions establishing the extent of the interest of the holders of the guarantee capital shares in the statutory unassigned surplus (total surplus less guarantee capital shares and GCR) of the Company and there has never been a judicial determination of the extent of such interest. Further, the laws applicable to the Company do not provide for its voluntary liquidation or dissolution; the Company may only be liquidated under the supervision of the New York Superintendent of Insurance in the event of insolvency. In such a liquidation or dissolution, the entire assets of the Company would be used to satisfy claims of creditors and policyholders and there would be no statutory unassigned surplus for distribution to the holders of the guarantee capital shares. Accordingly, in the opinion of counsel to the Company, no unqualified legal opinion can be rendered as to the degree, if any, to which the holders of the guarantee capital shares would be entitled to participate in any current or liquidating distribution of unassigned surplus. However, in the view of such counsel, if there should occur a liquidation or other winding-up of the Company's business in which assets exceeded liabilities on policies and the claims of other creditors, or if there should occur a partial distribution of surplus in the absence of such a liquidation or winding-up, although there are reasonable arguments which could be made to the effect that the entire unassigned surplus would be distributable solely to the policyholders or solely to the shareholders, the more likely outcome if the question should be litigated is that it would be held that one-eighth of the unassigned surplus would be distributable to the shareholders and seven-eighths to the policyholders. See Note 2 of Notes to Condensed Financial Statements for a discussion of the methodology used to allocate current and accumulated profits between the shareholders and the policyholders in the accompanying financial statements.

Note 4. Accounting Pronouncements

During the first quarter of 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors of Impairment of a Loan " (SFAS 114). SFAS 114 was amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition " (SFAS 118). SFAS 118 had no impact on the Company's adoption of SFAS 114.

SFAS 114 and SFAS 118 require that an impaired mortgage loan's fair value be measured based on the present value of future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. If the fair value of a mortgage loan is less than the recorded investment in the loan, the difference is recorded as an allowance for mortgage loan losses. The change in the allowance for mortgage loan losses is reported with realized gains or losses on investments. Interest income on impaired loans is accrued on the net reported value of the impaired loans; changes in actual or estimated cash flows are charged or credited to the allowance for mortgage loan losses. The adoption of SFAS 114 had an immaterial effect on the financial statements of the Company.

On November 15, 1995, the Financial Accounting Standards Board
(FASB) staff issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115 Special Report). In accordance with provisions in the SFAS 115 Special Report, the Company chose to reclassify all held-to-maturity securities to available-for-sale at December 31, 1995. At the date of transfer, the amortized cost of those securities was $312,690,000, with a market value totaling $325,038,000
($98,793,000 of mortgage-backed securities and $226,245,000 of corporate bonds). For the six month period ended June 30, 1996, the amortized cost of the available-for-sale securities was $299,912,000, with a market value totaling $296,973,000
($93,666,000 of mortgage-backed securities and $203,307,000 of corporate bonds). In addition, there were equity securities classified as available-for-sale with market values totaling $2,000 at December 31, 1995. There were no equity securities held at June 30, 1996.

The following table identifies changes in investment value and unrealized gain (loss) resulting from changes in the market value of investments classified as "Available-for-Sale":


                             Fixed        Equity
                             Maturities   Securities   Total
                                        (in thousands)
                               <C.
Market Value at
June 30, 1996                  $296,973     $  --        $296,973
Book Value at
June 30, 1996                   299,912        --         299,912
                               --------     -----        --------
Unrealized (Loss)
as of June 30, 1996:           $ (2,939)    $  --        $ (2,939)
                               ========     =====        ========
Market Value at
December 31, 1995              $325,038     $  2         $325,040
Book Value at
December 31, 1995               312,690        2          312,692
                               ========     =====        ========
Unrealized Gain as of
December 31, 1995:             $ 12,348     $  --        $ 12,348
                               ========     =====        ========
Change in Unrealized Gain
from December 31, 1995:        $(15,287)    $  --        $(15,287)
                               ========     =====        ========
Shareholders' 1/8 share
of change in unrealized gain
from December 31, 1995         $ (1,911)    $  --        $ (1,911)*
                               ========     =====        ========
Policyholders' 7/8 share of
change in unrealized gain
from December 31, 1995         $(13,376)    $  --        $(13,376)*
                               ========     =====        ========

*  The change in unrealized gains (losses) caused shareholders' equity to
decrease $1,261 (net of   deferred taxes of $650) and policyholders'
equity to decrease $8,828 (net of deferred taxes of $4,548) for   the six
months ended June 30, 1996.


Note 5. Federal Income Taxes

The provision for federal income taxes does not bear the customary relationship to income before taxes due to the presentation of taxes on a total Company basis which is based on the sum of shareholders' and policyholders' pretax income. Effectively, 7/8th's of the tax expense is allocated to the policyholders in the final allocation of net income. See the calculation of policyholders' dividends and participation in operations included in Note 2 of Notes to the Condensed Financial Statements.

During the three month's ended June 30, 1996, the policyholders' dividend liability, because of a change in estimate, was reduced by approximately $2,700,000. This caused a $945,000 increase in the current period's deferred federal income tax expense. However, because of the unique corporate structure, (see Note 2 and 3 of Notes to the Condensed Financial Statements) the effect on shareholder's net income as a result of this adjustment was limited to 1/8th of the deferred federal income tax expense, $118,000.

The Company is taxed under the life insurance company provisions of the Internal Revenue Code (the Code). Under the Code, a life insurance company's taxable income incorporates income from all sources, including premiums, investment income and certain changes in reserves. Amendments to the Code adopted in 1990 require life insurance companies to capitalize and amortize policy acquisition costs calculated by prescribed formulas. These deferred acquisition costs are determined based on Internal Revenue Service (IRS) prescribed percentages of net premiums which vary by type of policy. Prior tax law permitted these costs to be deducted as they were incurred. By deferring deductions, this law has the effect of increasing the current tax incurred, and decreasing deferred taxes payable by a corresponding amount. This provision of the act resulted in increases in the Company's taxable income of $156,000 and $543,000 for the quarters ended June 30, 1996 and 1995, respectively.

Included in the Condensed Balance Sheets at June 30, 1996 and December 31, 1995 is a net deferred tax asset of $2,811,000 and a net deferred tax liability of $1,563,000, respectively. The shift from a net deferred tax liability to a net deferred tax asset occurred as a result of recognizing an unrealized loss of $2,939,000 on our investment portfolio at June 30, 1996 compared to an unrealized gain of $12,348,000 at December 31, 1995. (See
Note 4 of Notes to Condensed Financial Statements for further information). As discussed in the preceding paragraph, the overall net deferred tax asset is primarily the result of the accumulation of deferred acquisition costs that will be deductible in future periods. Based on offsetting deferred tax credits, taxable income in the carryback period and expected future taxable income, it is management's determination that it is more likely than not that the net deferred tax asset will be realized.

      THE MANHATTAN LIFE INSURANCE COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

    This discussion and analysis highlights the major trends affecting the three months and six months ended June 30, 1996. To provide a basis for the discussion, reference should be made to the financial statements, notes to financial statements and supplementary financial data included in the Annual Report for the year ended December 31, 1995.

    General. The Manhattan Life Insurance Company (the Company) maintains its Home Offices at 111 West 57th Street, New York,
New York 10019; (212) 484-9300. The Company was incorporated under the laws of New York in 1850.

    At June 30, 1996 and December 31, 1995, The Union Central
Life Insurance Company (Union Central) owned 72.8% of the
Company's guarantee capital shares.

    See Note 1 of Notes to Condensed Financial Statements for discussion about the proposal to eliminate minority shareholders.

   While the Company is authorized to write life, health insurance and annuity business, its business consists primarily of individual life insurance and annuity business. The Company writes insurance both on a participating basis, where a portion of the premium is returned to policyholders in the form of dividends, and on a nonparticipating basis. Nonparticipating insurance does not pay dividends to policyholders, and in comparison with participating policies, generally has lower premiums. The Company does not issue group life insurance policies.


    The Company operates in a highly competitive industry in which it does not hold a significant market share. The Company competes not only with other life insurance companies but also with other financial institutions. By offering a full line of products including interest-sensitive products, both with and without life contingencies, the Company meets this competition for its selected customer group.

    Impact of the Corporate Charter on the Company's Dividends Policy. The Company is a guarantee capital life insurance company. Its stock is not common stock. The term "guarantee" refers to the fact that the capital supplied by the shareholders is "guaranteed" to the Company and does not constitute in any manner a guarantee by anyone or of any assets of the Company. The Company's stock represents capital guaranteed to the Company as an enterprise primarily for the benefit of the Company's policyowners. Life insurance companies with guarantee capital like the Company's stock were well known in the early 1800's and at the time the Company was organized in 1850. The guarantee capital form of business organization is not well known today, and management believes the Company is the only life insurance company in the United States retaining this form of organization. Because of the Company's unusual corporate status, the legal rights of holders of the Company's stock are uncertain in some respects, including the right to share in unassigned surplus in the unlikely event of liquidation. New York law does not provide any specific guidance as to the relative rights of shareholders and policyholders with respect to unassigned surplus, and the Company has not been able to obtain an unqualified legal opinion as to those rights. While the Company believes the shareholders and policyholders would share in unassigned surplus according to their respective one-eighth/seven-eighths share of profits, there can be no assurance that such would be the case. As of June 30, 1996 the Company's unassigned statutory surplus amounted to $6,773,000 of which the one-eighth portion which should presumably be attributable to holders of the Company's stock was $847,000. If it should prove to be the case that the Company's shareholders have no entitlement to unassigned statutory surplus, they would stand to lose, collectively, such one-eighth share thereof.

    The payment of cash dividends by the Company to its shareholders is dependent upon compliance with certain regulatory limits and restrictions imposed by the Company's charter. The Company's charter provides for three types of shareholder distributions:
    a) Interest at a specified rate on the par value of the guarantee capital shares issued and outstanding ($195,000 annually),

  b) Interest, at the Company's portfolio earnings rate on invested assets, on the accumulated balance in the Guarantee
Capital Reserve (GCR), and

  c) A distribution of the shareholders' portion of the Company's profits. Such amounts may, at the discretion of the Company's Board of Directors, be distributed as a stock dividend of additional guarantee capital shares, paid in cash subject to certain limits and prior regulatory approval, or reserved for the benefit of the shareholders in a GCR.

    Interest on the guarantee capital shares may be paid in any year dividends are distributed to policyholders and is not subject to prior regulatory approval.
Historically, the shareholders' portion of Company profits has been equal to $1 for every $7 of policyholders' dividends paid on traditional, participating policies. Cash dividends are limited based on Company's prior year statutory earnings, or increase in statutory surplus, and are further subject to prior approval by the Department. For financial statements prepared in accordance with generally accepted accounting principles, the GCR is included in shareholders' equity.

    The Company and the Department have agreed to the following guidelines under which shareholder distributions from the GCR will be permitted, subject to prior approval by the Department:

    If the Company's statutory-basis surplus is less than or equal to 9% of its statutory policy reserves, then principal and interest distributions are limited to the lesser of the prior year statutory gain from operations, (after policyholders' dividends and federal income taxes and before realized gains and losses) or the prior year's increase in statutory surplus or,

    If its statutory-basis surplus exceeds 9% of statutory policy reserves, the principal and interest distributions are limited to the greater of the prior year statutory gain from operations, (after policyholders' dividends and federal income taxes and before realized gains and losses), or the prior year increase in statutory surplus.

    The foregoing limits are subject to adjustment by the Department for the effects of surplus relief reinsurance transactions. Based on the formula described above, no shareholder dividends will be paid in 1996, because the Company recorded both a statutory loss before net realized gains and losses and a decrease in statutory surplus for the year ended 1995. Since the Company plans to eliminate minority interests in the Company's guarantee capital shares by using a reverse stock split to reduce all outstanding minority shares to fractional shares payable in cash, it made no cash dividend payments to its shareholders from principal or interest accumulated in the GCR for the year ended December 31, 1995. See Note 1 of Notes to Condensed Financial Statements for detailed discussion about the reverse stock split.

    The GCR is a restricted segment of the Company's total statutory surplus, and does not represent a commitment or liability to pay shareholder dividends. Interest credited to the GCR, which is a significant component of net income, depends on the unpaid reserve balance and the Company's portfolio interest rate. Changes in the GCR balance are summarized as follows:

                                    Six Months   Year
                                      Ended      Ended
                                      June 30,   December 31,
                                       1996          1995
                                     ---------   -----------
                                         (in thousands)

Balance at beginning of period          $14,910    $13,171

1/7 of policyholder dividends paid          372        744
Interest at the portfolio rate from
 the prior period                           630        995
                                        -------    -------
Balance at end of period                $15,912    $14,910
                                        =======    =======
Average portfolio rate for period         7.78%      8.31%
                                        =======    =======

    The ratio of the Company's statutory surplus to its policy reserves was 7.81%, and 7.70%, at June 30, 1996 and December 31,
1995, respectively.

    It should also be noted that the trend in the life insurance industry has been away from sales of traditional participating policies towards interest sensitive and term products. Since the amounts distributable to the Company shareholders have been historically tied to the amounts distributable to holders of participating policies (on the one-eighth/seven eighths basis), to the extent outstanding participating policies decrease or the dividend scale on these policies decreases, the amount of profits potentially distributable to holders of the Company's stock will decrease. The Company's management is working to counter this trend. In 1991, management developed and introduced a whole life participating policy, Par Flex, designed to compete with interest sensitive products. Since 1991, the number of Par Flex policies in force has increased from 61 to 2,421 at June 30, 1996 resulting in an increase in annualized gross premiums of $5,815,000 and an increase in force of $224,317,000. In addition, the Par Flex plan has developed a dividend liability of $306,000 at June 30, 1996. Management plans to continue developing whole life participating products in the future.

Results of Operations:

   Earnings. The Company's charter provides for the allocation of its after-tax profits between its shareholders and its policyholders. The shareholders' portion includes interest on undistributed shareholder profits accumulated at interest in the GCR, plus one-eighth of distributable income (i.e., income after income taxes and interest on the GCR, but before policyholder dividends). The table below summarizes the shareholders' share of net income:

                                Three Months       Six Months
                                   Ended             Ended
                                   June 30,          June 30,
                                1996     1995     1996     1995
                                ----     ----     ----     ----
                                        (in thousands)

Distributable income:
Income                            $  493   $  311   $  944   $  775
Policyholders' dividends and
 participation in operations       1,073      706    2,200    2,312
Less interest credited to GCR       (340)    (210)    (630)    (445)
                                  ------   ------   ------   ------
 Distributable income             $1,226   $  807   $2,514   $2,642
                                  ======   ======   ======   ======
Shareholders' share
 of net income:
 1/8 of distributable income      $  153   $  101   $  314   $  330
Interest credited to GCR             340      210      630      445
                                  ------   ------   ------   ------
Net income                        $  493   $  311   $  944   $  775
                                  ======   ======   ======   ======
Policyholders' 7/8th share of
 distributable income
 (reported as policyholders'
 dividend and participation
 in operations in the
 Statements of Income)            $1,073   $  706   $2,200   $2,312
                                  ======   ======   ======   ======


    The Company's charter ameliorates the effect on shareholders of deteriorating economic conditions, investment losses, losses resulting from asset/liability mismatches, mortality losses, or losses resulting from any other adverse experience by causing seven-eights of the amount of such losses to be charged to policyholders' equity. For example, if the Company experienced a $1,000,000 extraordinary loss on mortality in a given financial quarter, the shareholders' share of the loss would be $125,000 on a generally accepted accounting principles (GAAP) pre-tax basis. On the other hand, if the Company as an enterprise experienced a $1,000,000 extraordinary gain from operations for a given financial period, the shareholders' share of the gain would be $125,000 of income on a GAAP pre-tax basis.

    Insurance Revenues, Policyholder Benefit Expenses and
Interest Expenses. Below is a breakdown of insurance revenues, policyholder benefit expenses and interest expenses by lines of business:


                                  Three Months        Six Months
                                      Ended             Ended
                                     June 30,          June 30,
                                  1996     1995     1996     1995
                                  ----     ----     ----     ----
                                  (in thousands)    (in thousands)
Insurance Revenue:
Individual Traditional Life
Premiums                          $ 6,482  $ 7,265  $13,165  $14,529
Individual Universal Life
Policy Charges                      3,044    2,735    5,930    5,336
Annuities and GICS                      1        3        3        7
                                  -------  -------  -------  -------
Total Insurance Revenue           $ 9,527  $10,003  $19,098  $19,872
                                  =======  =======  =======  =======
Policyholder Benefits:
Death Benefits:
Individual Traditional Life       $ 4,523  $ 4,543  $ 8,449  $ 9,102
Individual Universal Life           1,897    2,291    3,929    2,834
                                  -------  -------  -------  -------
Total Death Benefits                6,420    6,834   12,378   11,936
                                  -------  -------  -------  -------
Surrender Benefits:
Individual Traditional Life         3,023    2,406    4,337    3,851
                                  -------  -------  -------  -------
Change in Policy Reserves:
Individual Traditional Life        (2,867)    (797)  (2,828)  (1,490)
Annuities and GICS                   (476)    (685)    (335)  (1,027)
                                  -------  -------  -------  -------
Total Changes in Policy Reserves   (3,343)  (1,482)  (3,163)  (2,517)
                                  -------  -------  -------  -------
Other Benefits:
Individual Traditional Life           362      478      823    1,027

Annuities and GICS                  1,541    1,701    3,094    3,314
                                  -------  -------  -------  -------
Total Other Benefits<F1>            1,903    2,179    3,917    4,341
                                  -------  -------  -------  -------
Total Policyholder Benefits       $ 8,003  $ 9,937  $17,469  $17,611
                                  =======  =======  =======  =======

Interest Expense:
Individual Universal Life         $ 1,245  $ 1,065  $ 2,471  $ 2,220
Annuities and GICS                  1,187    1,236    2,406    2,503
                                  -------  -------  -------  -------
Total Interest Expense            $ 2,432  $ 2,301  $ 4,877  $ 4,723
                                  =======  =======  =======  =======

<F1>  Other benefits include matured endowment payouts and annuity benefit payouts.


The following discussion describes the results in more detail.

    Individual Traditional Life. Individual traditional life insurance revenues decreased as production decreased when compared to the same period in the prior year, and ceded premiums increased

    In the past there was an industry wide shift in product mix towards interest sensitive products, and as a result, management believes that profit margins industry wide have decreased significantly. The industry profit margins on interest sensitive products have been historically lower than profit margins on traditional life products. The profit margins on traditional life products are following this industry trend as the Company has had to make traditional products more competitive with interest sensitive products either by increasing the product dividend scale or by decreasing the premiums. Due to current economic conditions, management believes there will be an industry trend back to traditional whole life products. As a result, the Company introduced a new participating product in 1991. Management plans to continue developing whole life participating products in the future in order to increase the book of business that pays policy dividends.

    Individual traditional life policyholder death benefits decreased and surrenders increased for the six months ended
June 30, 1996 compared to the same period in the prior year due to random fluctuations which are inherent to the life insurance industry. The decrease in life reserves was larger in 1996 compared to the same period in 1995, due to less new business in 1996 compared to 1995, and an increase in the level of surrenders.

    Individual Universal Life. Universal life revenues, for the six months ended June 30, 1996, increased compared to the same period in 1995 due to an increase in the number of universal life policies in-force. Growth in this line of business is expected to continue in 1996.

    Individual universal life death benefits for the six months ended June 30, 1996, increased compared to the same period in the prior year due to unfavorable mortality experience.

    Interest expense increased slightly between periods since the increase in universal life in-force more than offset the decrease in interest crediting rates from 6.41% for the six month period ended June 30, 1995 to 6.17% for the same period in 1996. Consistent with industry practice, the Company has the opportunity to adjust crediting rates on individual universal life insurance to reflect market conditions. The current economic environment and market rates have caused the decrease in the interest crediting rates.

    Annuities and GIC's. Annuity revenues are not significant because the Company suspended the sale of guaranteed interest contracts (GIC's) in 1985 to reduce the asset/liability mismatch resulting from funding GIC's with commercial mortgages and to strengthen its capital position as measured by the ratio of its statutory surplus to total assets. Over ninety-seven percent of the GIC liability remaining at June 30, 1996 represents investment contracts owned by the Company's pension plan.

    In 1988, the Company began issuing single premium deferred annuities (SPDA's) due to the availability of sufficient capital and improved operating results. The sales of SPDA's had been very insignificant and as a result, the Company suspended the sale of SPDA's in October, 1993. However, as a result of the upturn in interest rates in 1994, the Company reopened the sale of this product effective October, 1994 and saw a return to active sales in 1995. However, the Company again closed the sale of SPDA's effective January 1, 1996, due to the reduction in interest rates.

    Interest expense for the period ending June 30, 1996 remains consistent when compared to the period ending June 30, 1995.
The weighted average annual interest rates credited on the Company's annuity products are as follows:

                                  Three Months       Six Months
                                      Ended             Ended
                                     June 30,          June 30,
                                  1996     1995     1996     1995
                                  ----     ----     ----     ----
Guaranteed Interest Contracts     5.96%    5.99%    5.99%    6.04%
Single Premium Deferred Annuity   6.03%    6.19%    6.14%    6.06%

    Investment Income. Investment activities are an integral part of the Company's business, with investment income representing a major component of total revenues. The major categories of net investment income by class of investment are summarized as follows:

                                  Three Months       Six Months
                                      Ended             Ended
                                     June 30,          June 30,
                                  1996     1995     1996     1995
                                  ----     ----     ----     ----
                                  (in thousands)    (in thousands)
  Fixed maturities                $ 5,941  $ 6,085  $12,230  $12,006
  Mortgages                         1,817    1,790    3,514    3,555
  Real estate                         343      401      700      794
  Policy loans                        752      758    1,514    1,501
  Short-term investments               27       77       47      150
  Other                                34       28       68       64
                                  -------  -------  -------  -------
                                    8,914    9,139   18,073   18,070
  Investment expenses                (828)    (720)  (1,518)  (1,452)
                                  -------  -------  -------  -------
  Net investment income           $ 8,086  $ 8,419  $16,555  $16,618
                                  =======  =======  =======  =======

    For the six months ended June 30, 1996, net investment income decreased $63,000 from the same period in 1995. This decrease is due to two factors. First, net investment yield decreased from 7.70% at June 30, 1995 to 7.62% at June 30, 1996. The investment yield is affected by bond market conditions, as well as the conditions of specific markets such as real estate. Second, investment expenses increased as a result of an increase in real estate expenses on foreclosures.

Realized Gains (Losses). Realized investment gains (losses) by class of investment are summarized as follows:

                                  Three Months       Six Months
                                      Ended             Ended
                                     June 30,          June 30,
                                  1996     1995     1996     1995
                                  ----     ----     ----     ----
                                  (in thousands)    (in thousands)

  Fixed maturities                $   (49) $   170  $   361  $   (19)
  Equity securities                    --       --       (3)      --
  Mortgages                           (26)    (600)     (55)    (973)
                                  -------  -------  -------  -------
  Realized gains (losses)
    on investments                $   (75) $  (430) $   303  $  (992)
                                  =======  =======  =======  =======


The net realized gains in 1996 are a result of investment sales activity in the fixed income securities offset by a $55,000 increase in the allowance for potential mortgage losses.

Proceeds, gross realized gains and gross realized losses from the sales of investments in debt securities classified as available-for-sale follows:

                                  Three Months       Six Months
                                      Ended             Ended
                                     June 30,          June 30,
                                  1996     1995     1996     1995
                                  ----     ----     ----     ----
                                  (in thousands)    (in thousands)

  Proceeds                        $37,039  $30,766  $68,288  $57,780
  Gross Realized Gains                713      615    1,394    1,127
  Gross Realized Losses              (755)    (436)  (1,019)  (1,261)



    The provision for mortgage losses has fluctuated between periods. The Company establishes the mortgage reserve based upon its continuing review of the mortgage portfolio and individual problem mortgages. The allowance for potential mortgage losses is affected to a significant degree by general economic conditions. While the Company believes it has provided adequate mortgage reserves, subsequent economic and market conditions may require establishing additional reserves. See Investments for further information.

    Underwriting, Acquisition and Insurance Expense.
Underwriting, acquisition and insurance expenses for the six months ended June 30, 1996 decreased when compared to the same period in 1995 due to decreased commissions caused by less new business, and decreased operating costs.

    Policyholders' Dividends and Participation in Operations. The Company's charter provides for the allocation of its distributable income (income before policyholders' dividends but after federal income taxes) between its shareholders and its policyholders on a one-eighth/seven-eighths basis. Refer to Notes 2 and 3 of Notes to Condensed Financial Statements for further discussion. The following schedule summarizes policyholders' dividends and participation in operations:

                                  Three Months       Six Months
                                      Ended             Ended
                                     June 30,          June 30,
                                  1996     1995     1996     1995
                                  ----     ----     ----     ----
                                  (in thousands)    (in thousands)
Distributable income
 - (See Footnote 2 of
   Notes to Condensed
   Financial Statements)          $ 1,226  $   807  $ 2,514  $ 2,642
                                  =======  =======   =======  =======
   Policyholders' 7/8th share
   of distributable income
   (reported as policyholders'
   dividends and participation
   in operations in the
   Statements of Income)          $ 1,073  $   706  $ 2,200  $ 2,312
                                  =======  =======   =======  =======
  Policyholders' dividends        $(1,396) $ 1,334  $  (116) $ 2,757
  Increase (Decrease) in
  policyholders' equity             2,469     (628)   2,316     (445)

Total policyholders' dividends
and participation in operations   $ 1,073  $   706  $ 2,200   $ 2,312
                                  =======  =======   =======  =======

    During the three month's ended June 30, 1996, the policyholders' dividend liability, because of a change in estimate, was reduced by approximately $2,700,000. This caused a decrease in policyholders' dividends, and an increase in the policyholders' participation in operations. The effect on total policyholders' dividends and participation in operations, because of the unique corporate structure, (see Note 2 and 3 of Notes to the Condensed Financial Statements) was limited to 7/8th's of the total federal income tax effect, $827,000.

    Insurance Regulations. Life insurance companies are subject to regulation and supervision primarily by their respective states of domicile and also by each state in which they are authorized to do business. The extent of such regulation varies from state to state. All states impose statutory restrictions, primarily for the protection of policyholders, administered by regulatory agencies with broad discretionary authority. The Company is required to submit detailed annual reports to the insurance regulatory agency in each state in which it is licensed. Such statements must comply with rules of the National Association of Insurance Commissioners (NAIC). In accordance with rules and practices of the NAIC, the Company is examined periodically by representatives of insurance departments of states where it is licensed to do business. The Company was last examined for the four year period ended December 31, 1993. Reports and statements filed by the Company are open to inspection by the public at the offices of the Department in Albany, New York and New York, New York.

    The Company also can be required, under the solvency or guaranty laws of most states in which it does business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurers financial strength and, in certain instances, may be offset against future premium taxes. The amount of any future assessments under these laws cannot reasonably be estimated. However, management believes that such assessments will not have a material adverse effect on the Company's financial condition.

    Federal Income Taxes. The Company is taxed under the life insurance company provisions of the Internal Revenue Code (the Code). Under the Code, a life insurance company's taxable income incorporates income from all sources, including premiums, investment income and certain changes in reserves. Amendments to the Code adopted in 1990 require life insurance companies to capitalize and amortize policy acquisition costs calculated by prescribed formulas. These deferred acquisition costs are determined based on Internal Revenue Service (IRS) prescribed percentages of net premiums that vary by type of policy. Prior tax law permitted these costs to be deducted as they were incurred. By deferring deductions, this law has the effect of increasing the current tax incurred, and decreasing deferred taxes payable by a corresponding amount. This provision of the act resulted in increases in the Company's taxable income of $156,000 and $221,000 for the three months and six months ended June 30, 1996 compared to $543,000 and $720,000 for the same periods in 1995. The Company had a net deferred tax asset at June 30, 1996.

    Included in the Condensed Balance Sheets at June 30, 1996 and December 31, 1995 is a net deferred tax asset of $2,811,000 and a net deferred tax liability of $1,563,000, respectively. The shift from a net deferred tax liability to a net deferred tax asset occurred as a result of recognizing an unrealized loss of $2,939,000 on our investment portfolio at June 30, 1996 compared to an unrealized gain of $12,348,000 at December 31, 1995. (See Note 4 of Notes to Condensed Financial Statements for further information.) As discussed in the preceding paragraph, the overall net deferred tax asset is primarily the result of the accumulation of deferred acquisition costs that will be deductible in future periods. Based on offsetting deferred tax credits, taxable income in the carryback period, and expected future taxable income, it is management's determination that it is more likely than not that the net deferred tax asset will be realized.

    Certain proposals to make additional changes in the federal income tax laws and regulations affecting insurance companies or insurance products continue to be considered at various levels in the United States Congress and the Internal Revenue Service. The Company can not predict whether any additional tax reform measures will be adopted in the foreseeable future or, if adopted, whether such measures will have a material effect on its operations.

Financial Condition:

    Liquidity. The Company is domiciled in New York and subject to Regulation 126 adopted and promulgated by the Department. Under this regulation, the Company is required to annually file a report which summarizes the results of projecting asset and liability cash flows under multiple interest rate scenarios. Due to the decrease in the long-term expectation of the Company's investment yield versus the expected yield used when pricing the structured settlement and lottery annuities from 1981 to 1986, the Company recorded an additional statutory reserve totalling $1,400,000 based on test results as of December 31, 1995. An additional GAAP reserve of $3,300,000 was recorded as of December 31, 1995.

    The Company has no material off-balance-sheet risks, except for mortgage commitments made in the normal course of business.

    Management believes that the Company's sources of liquidity are more than adequate to meet its anticipated needs.

    Capital Resources. The following comparison of the Company's capital ratios demonstrates the adequacy of the Company's statutory surplus:

                                         June 30,   December 31,
                                          1996         1995
                                          ----         ----
Ratio of statutory surplus
plus the asset valuation reserve
to statutory assets
  Manhattan Life                          7.6%          7.4%
  Industry                                  *           9.6%
Ratio of statutory surplus
plus the asset valuation reserve
to invested assets
  Manhattan Life                          7.9%          7.6%
  Industry                                  *          10.0%


    * Source:  The Townsend & Schupp Company's annual survey of
254 of the largest U.S. life insurance companies ranked by total assets. (Comparative ratio's as of June 30, 1996 are not available.)

    The increase in the above ratios is a result of a statutory gain of $928,000 for the period ended June 30, 1996.

    The difference between the Company's 1995 ratios compared to the industry ratios is the result of two factors. The Company recorded a statutory net loss of $2,102,000 for the year ended December 31, 1995. In addition, a $1,400,000 additional statutory reserve was recorded by the Company. This was required as a result of requirements of Regulation 126 adopted and promulgated by the Department. See Liquidity Section for more information.

    The Company has no surplus relief reinsurance agreements or other types of surplus financing transactions in effect at June
30, 1996 or December 31,1995.

    Investments. The current investment strategy for the Company is designed to maintain the portfolio's overall quality, yield, liquidity, asset/liability structure, asset diversification, and to avoid issuer concentration and higher risk assets. All of the investments in the portfolio are well within diversification, quality and other requirements of state insurance laws. The Company is directing most of its new investment cash flow in 1996 to the acquisition of investment grade bonds, and commercial mortgages.

    The composition of the Company's invested assets is as follows (in thousands):

                               June 30,          December 31,
Category                       1996     Percent    1995       Percent
- - - --------                       -------  -------  -----------  -------
Fixed Maturities:
Mortgage-Backed Securities     $ 93,666   22%     $ 98,793      22
Corporate Bonds                 203,307   47       226,245      50
                               --------  ---      --------     ---
Total Fixed Income Securities   296,973   69       325,038      72

Other Invested Assets                22    0           --        0
Short-term                          101    0           --        0
Common Stock                          0    0             2       0
Commercial Mortgages             76,149   18        70,048      16
Real Estate Owned                 6,388    1         6,388       1
Policy Loans                     50,933   12        51,740      11
                               --------  ---      --------     ---
TOTAL INVESTMENTS              $430,566  100%     $453,216     100%
                               ========  ===      ========     ===

    This schedule excludes cash held by the Company totaling $3,839,000 and $711,000 at June 30, 1996 and
December 31, 1995, respectively.

    Fixed Income Securities. Investments in fixed maturities represent the majority of the invested assets of the Company. The investments are carefully selected as to quality, maturity and yield to insure the ability to meet policyholder claims in a timely manner and provide increases to the Company's growth capital for the further vitality of its business. The Company also seeks to match the rates it credits on its investment spread products to reflect the amounts the Company earns on its invested assets. A mix of government bonds, mortgaged-backed securities, asset-backed securities, corporate bonds and money market instruments are utilized to meet these objectives.

   November 15, 1995, the Financial Accounting Standards
Board (FASB) staff issued a Special Report, "A Guide to
Implementation of Statement 115 on Accounting for Certain
Investments in Debt and Equity Securities" (SFAS 115
Special Report).  In accordance with provisions in the SFAS
115 Special Report, the Company chose to reclassify all held-to-maturity securities to available-for-sale at
December 31, 1995. In addition, there were equity securities classified as available-for-sale with market values totaling $2,000 at December 31, 1995. There were no equity securities held at June 30, 1996.

    The following table identifies changes in investment value and unrealized gain (loss) resulting from changes in the market value of investments classified as "Available-for-Sale":

                                      Fixed       Equity
                                    Maturities  Securities  Total
                                    ----------  ----------  -----
                                              (in thousands)
Market Value at June 30, 1996      $296,973    $  --       $296,973
Book Value at June 30, 1996         299,912       --        299,912
                                   --------    --------    --------
Unrealized (Loss) as of
  June 30, 1996:                   $ (2,939)   $  --       $ (2,939)
                                   ========    ========    ========
Market Value at December 31, 1995  $325,038    $   2       $325,040
Book Value at December 31, 1995     312,690        2        312,692
                                   ========    ========    ========
Unrealized Gain as of
  December 31, 1995:               $ 12,348    $  --       $ 12,348
                                   ========    ========    ========
Change in Unrealized Gain from
  December 31, 1995:               $(15,287)   $          $ (15,287)
                                   ========    ========    ========
Shareholders' 1/8 share
of change in unrealized
gain from December 31, 1995        $ (1,911)   $  --       $ (1,911)*
                                   ========    ========    ========
Policyholders' 7/8 share of
change in unrealized gain
from December 31, 1995             $(13,376)   $  --       $(13,376)*
                                   ========    ========    ========

* The change in unrealized gains (losses) caused shareholders' equity to decrease $1,261 (net of deferred taxes of $650) and policyholders' equity to decrease $8,828
(net of deferred taxes of $4,548) for the six months ended
June 30, 1996.

    Management periodically reviews its fixed maturities portfolio to determine if factors evidencing an other than temporary impairment in value exist for individual securities. In making this determination, management evaluates the strength of the issuer's liquidity and its continued ability to service its contractual obligations and the occurrence of events of default. As of June 30, 1996, no bonds were in default.

    The weighted average maturity of the marketable bond portfolio excluding mortgaged-backed securities was 7.35 years as of June 30, 1996.

    At June 30, 1996, the Company continued to invest in mortgage-backed securities. The mortgage-backed securities are subject to risks associated with variable prepayments.
As such, those securities may have a different actual maturity than planned at the time of purchase. Securities that have an amortized cost that is greater than par and that are backed by mortgages that prepay faster than expected will incur a reduction in yield or an increase in yield if prepaid slower than expected. Those securities that have an amortized cost that is less than par and that prepay faster than expected will generate an increase in yield or a decrease in yield if prepaid slower than expected. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayment in a changing interest rate environment, and the repayment priority of the securities in the overall securitization schedule.

    The Company limits the extent of those risks by generally avoiding securities whose cost significantly exceeds par, by purchasing securities that are backed by stable collateral, and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield, but higher liquidity, than higher-risk mortgage-backed securities. At selected times, higher-risk securities may be purchased if they do not compromise the safety of the Company's general portfolio. At June 30, 1996, the Company does not have a significant amount of higher-risk mortgage-backed securities. The Company's CMO portfolio is structured to produce acceptable yields while minimizing the risk of prepayment uncertainty.

    High-yield, below investment grade securities included
in the investment portfolio increased to $32,925,000
(market: $32,387,000) at June 30, 1996 from $24,357,000
(market: $24,531,000) at December 31, 1995 and amounted to
approximately 7.41% of invested assets and approximately
6.51% of total assets at June 30, 1996.  Management
believes that the current level of investment in high-yield
securities, at only 7.41% of invested assets, offers
desired returns without undue risk.  The interest rates
available on those high-yield below-investment-grade
securities are significantly higher than are available on
other corporate debt securities.  However, the risk of loss
due to default by the borrower is significantly greater
with respect to such below-investment-grade securities
because those securities are generally unsecured and are
often subordinated to other creditors of the issuer and
issued by companies that usually have high levels of
indebtedness.  The Company attempts to minimize the risks
associated with those below-investment-grade securities by
limiting the exposure to any one issuer and by closely
monitoring the credit worthiness of such issuers.   The
Company's management does not presently anticipate its investments in high yield securities will have any significant adverse effect on the Company's financial condition or income from operations.

    Real Estate Owned. Real Estate acquired through foreclosure or "in-substance" foreclosure amounted to $6,388,000 at June 30, 1996 and December 31, 1995, and is
valued as follows:


    - Upon foreclosure, the carrying value of the property is recorded at the lower of cost or net realizable value, which becomes its new cost basis. Net realizable value for real estate is determined based upon internal or external appraisals and other available information about the property, which may take into consideration a number of factors, including; (i) discounted cashflows; (ii) sales of comparable properties; (iii) geographic location of property and related market conditions; and (iv) disposition costs. The net realizable value determined by the Company may be greater than the price which may be realized if the Company were forced to liquidate such properties on an immediate sale basis. The Company has the intent and ability to hold these assets until appropriate sales opportunities arise. Foreclosed properties are actively managed by the Company in order to maximize net realizable value.

    - Subsequent to foreclosure, the carrying value of the property is periodically evaluated and written down, if necessary, to reflect any additional amounts considered unrecoverable upon sale.

    - At the time of the sale, the difference between the sales price and the carrying value is recorded as a realized gain or loss.

    Mortgages.    At June 30, 1996 the Company's mortgage
loans on real estate increased $6,101,000 from $70,048,000 at December 31, 1995 to $76,149,000 at June 30, 1996, net
of an allowance for potential mortgage loan losses of $1,436,000 and $1,381,000 at June 30, 1996 and December 31,
1995, respectively. During the fourth quarter of 1994, the Company began participating in new loan fundings with Union
Central. New loan fundings, on a participating basis, continue with Union Central during 1996 in order to geographically diversify the existing portfolio. During the first six months of 1996, the Company participated in 43 new originations totaling $11,885,000 out of a total loan amount of $87,246,000.

    The Company's mortgage portfolio is monitored closely through the review of loan and property information such as annual operating statements, property inspection reports, and real estate tax records. This information is evaluated in light of current economic conditions and other factors such as geographic and property-type loan concentrations.
This evaluation is part of the regular review to determine whether adjustments to the allowance for potential mortgage losses appear warranted.

     The Company also monitors its mortgage portfolio in an attempt to identify loans which are not currently classified as delinquent, but where the Company has knowledge which causes it to have concerns as to the ability of borrowers to comply with the present loan repayment terms. These loans ("watchlist loans") are subject to increased scrutiny and review by the Company.
Watchlist loans totalled $12,632,000 and $13,964,000 at June 30, 1996 and December 31, 1995, respectively. These loans were considered by management in establishing the $1,436,000 mortgage loan loss reserve.

    It is the Company's policy to place mortgages on nonaccrual status when it appears probable that accrued interest will not be recovered. None of the Company's mortgages were on nonaccrual status at June 30, 1996 or December 31, 1995.

    The Company classifies mortgages that are 90 days or more delinquent as to interest and/or principal payments or those in the process of foreclosure as being in default.
None of the Company's mortgages were in default as of June
30, 1996 or at December 31, 1995. As part of the valuation process, management reviews loans individually and makes economic estimates of property values and probability estimates of losses occurring based on the analysis of operating statements, compilation of current and projected market data, a review of property inspection reports, appraisals and judgments regarding the financial strength of individual borrowers. This valuation process was used by management in establishing the $1,436,000 mortgage loan loss reserve as of June 30, 1996. Included in the mortgage loan loss reserve are amounts provided for specific properties for which management believes market conditions or other factors indicate the net realizable value of the underlying collateral is less than the mortgage balance
(and any accrued interest). Net realizable value for real estate assets is determined based upon the market value of a property which takes into consideration capital improvements and leasing activities. Management believes the Company's mortgage loan loss reserve is adequate.
However, management cannot predict with assurance where the economy is headed or how the mortgage portfolio would be affected by various economic circumstances. Management closely monitors the mortgage portfolio and regularly reviews the mortgage loan reserves to determine whether adjustments to the reserve or asset values appear warranted.

    There has been no troubled debt restructurings since year end 1989.

    A summary of the characteristics of the Company's mortgage portfolio (before deducting the valuation reserve of $1,436,000 and $1,381,000 at June 30, 1996 and December
31, 1995, respectively) follows ($ in thousands):

                                   June 30, 1996   December 31, 1995
                                   -------------   -----------------
                                         Percent             Percent
Geographic Diversification:             of Total            of Total
                                        --------            --------
  New England                 $ 1,354     1.7%    $ 1,486     2.1%
  Middle Atlantic              22,930    29.6      27,029    37.8
  South Atlantic                9,470    12.2       6,317     8.8
  East North Central            8,252    10.6       6,328     8.9
  West North Central            4,556     5.9       4,614     6.4
  East South Central            2,525     3.3       1,694     2.4
  West South Central            9,700    12.5       8,893    12.5
  Mountain                      7,058     9.1       5,889     8.2
  Pacific                      11,740    15.1       9,179    12.9
                              -------   -----     -------   -----
    Total                     $77,585   100.0%    $71,429   100.0%
                              =======   =====    ========   =====
Property Type:

  Office                      $19,561    25.2%    $16,078    22.5%
  Apartment                    20,980    27.1      22,325    31.3
  Retail                       27,928    36.0      24,308    34.0
  Industrial                    6,393     8.2       6,433     9.0
  Residential                     240      .3         260      .4
  Other                         2,483     3.2       2,025     2.8
                              -------   -----     -------   -----
    Total                     $77,585   100.0%    $71,429   100.0%
                              =======   =====     =======   =====
Maturities:

  Past Maturity               $ 1,000     1.3%    $     2       0%
  Maturing within 1 year        1,216     1.6      12,757    17.9
  Maturing in 2-5 years        24,913    32.1      25,527    35.7
  Maturing in 6-10 years       10,070    13.0       5,836     8.2
  Maturing in over 10 years    40,386    52.0      27,307    38.2
                              -------   -----     -------   -----
    Total                     $77,585   100.0%    $71,429   100.0%
                              =======   =====     =======   =====

       THE MANHATTAN LIFE INSURANCE COMPANY


Part II.  Other Information

Item 6.

(b)  Exhibits and Reports on Form 8-K:  None.

     THE MANHATTAN LIFE INSURANCE COMPANY


                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     THE MANHATTAN LIFE INSURANCE COMPANY
                              (The Registrant)


                           By  /s/ Daniel J. Fischer

                           Daniel J. Fischer
Dated: August 14, 1996     President and Chief Executive
                           Officer and General Counsel


                           By  /s/ James N. Kotsonis

                           James N. Kotsonis
Dated: August 14, 1996     Senior Vice President,
                           Chief Actuary and
                           Chief Financial Officer