Form 10-Q
period 1996-09-30
MANHATTAN LIFE INSURANCE CO
filed 1996-11-13
CIK 61953

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549
                        Form 10-Q



[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934


For the period ended September 30, 1996

                              or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934


For the transition period from         to

Commission file Number  33-42611

             THE MANHATTAN LIFE INSURANCE COMPANY
             ------------------------------------
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


                              None
         ---------------------------------------------
        (Former name, former address and former fiscal
              year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X.   No     .

Number of shares of the Registrant's guarantee capital shares outstanding as of September 30, 1996 was 3,341,624.

             THE MANHATTAN LIFE INSURANCE COMPANY

                              INDEX


PART I.  FINANCIAL INFORMATION                          Page

Item 1.    Financial Statements (Unaudited):

 Condensed Balance Sheets - September 30, 1996 and
 December 31, 1995 . . . . . . . . . . . . . . . . . . . .2

 Condensed Statements of Income - Three Months and
 Nine Months Ended September 30, 1996 and 1995 . . . . . .3

 Statement of Shareholders' Equity - Nine Months
 Ended September 30, 1996. . . . . . . . . . . . . . . . .4

 Condensed Statements of Cash Flows - Nine Months
 Ended September 30, 1996 and 1995 . . . . . . . . . . . .5

 Notes to Condensed Financial Statements . . . . . . . . .6

Item 2.    Management's Discussion and Analysis of
 Financial Condition and Results of Operations . . . . . 13


PART II.  OTHER INFORMATION

 Exhibits and Reports on Form 8-K. . . . . . . . . . . . 29



 Signatures  . . . . . . . . . . . . . . . . . . . . . . 30

              THE MANHATTAN LIFE INSURANCE COMPANY

                  CONDENSED BALANCE SHEETS
                          (Unaudited)
              (in thousands except share amounts)

Part I.  Financial Information
                                     September 30,   December 31,
                                        1996           1995
                                     ------------    -----------
ASSETS
Fixed income securities
  available-for-sale                 $  296,143      $  325,038
Equity securities, at market                 --               2
Mortgage loans                           78,747          70,048
Real estate acquired through
  foreclosure                             7,394           6,388
Policy loans                             50,055          51,740
    Other invested assets                    23              --
 Short-term investments                   2,100              --
                                     ----------      ----------
        Total Investments               434,462         453,216

 Cash                                     1,259             711
 Deferred policy acquisition costs       41,694          41,264
 Furniture, equipment and
   leaseholds,at cost,
   less accumulated depreciation
   (1996 - $2,819; 1995 - $2,707)           468             512
 Other assets                            21,915          18,235
                                     ----------      ----------
        TOTAL ASSETS                 $  499,798      $  513,938
                                     ==========      ==========

LIABILITIES
 Policy liabilities                  $  422,281      $  428,812
 Other liabilities                       11,634          13,169
                                     ----------      ----------
  TOTAL LIABILITIES                     433,915         441,981
                                     ----------      ----------

POLICYHOLDERS' EQUITY                    34,423          40,649


SHAREHOLDERS' EQUITY
 Guarantee Capital Shares,
  $2 Par Value
  (5,000,000 shares authorized
   3,341,624 shares issued and
   outstanding)                           6,683           6,683
 Retained earnings                       25,019          23,606
 Unrealized gain (loss) on
   fixed maturities classified
   as available-for-sale                   (242)          1,019
                                     ----------      ----------
      TOTAL SHAREHOLDERS' EQUITY         31,460          31,308
                                     ----------      ----------
  TOTAL LIABILITIES,
   POLICYHOLDERS' EQUITY
   AND SHAREHOLDERS' EQUITY          $  499,798      $  513,938
                                     ==========      ==========

The accompanying notes are an integral part of the financial statements.

              THE MANHATTAN LIFE INSURANCE COMPANY

               CONDENSED STATEMENTS OF INCOME
                         (Unaudited)
         (in thousands, except share and per share amounts)


                                 Three Months         Nine Months
                                     Ended              Ended
                                 September 30,        September 30,
                              1996        1995       1996        1995
                              ----        ----       ----        ----
REVENUE
Insurance revenues            $    9,391  $  10,236  $   28,489  $  30,108
Net investment income              8,440     10,266      24,995     26,884
Net realized gains
 (losses) on investments             (32)     1,336        271         344
Other                                  5          6         16          17
                              ----------  ---------  ----------  ---------
   Total revenue                  17,804     21,844     53,771      57,353
                              ----------  ---------  ----------  ---------
BENEFITS AND EXPENSES

Policyholder benefits              9,521     11,220      26,990     28,831
Interest expense                   2,461      2,581       7,338      7,304
Underwriting, acquisition
  and insurance expenses           3,980      5,178      13,179     15,498
Policyholders' dividends
  and participation in
  operations                       1,214      2,100       3,414      4,412
                              ----------  ---------  ----------  ---------

Total benefits and expenses       17,176     21,079      50,921     56,045
                              ----------  ---------  ----------  ---------
Income before federal
 income taxes                        628        765       2,850      1,308
Federal income tax expense
 (benefit):
  Current                            111        231         565        703
  Deferred                            48        (29)        872       (732)
                              ----------  ---------  ----------  ---------
                                     159        202       1,437        (29)
                              ----------  ---------  ----------  ---------
       Net income             $      469  $     563  $    1,413  $   1,337
                              ==========  =========  ==========  =========

Earnings per share            $      .14  $     .17  $      .42  $     .40
                              ==========  =========  ==========  =========

Weighted average number
  of shares outstanding       $3,341,624  3,341,624  $3,341,624  3,341,624
                              ==========  =========  ==========  =========

The accompanying notes are an integral part of the financial statements.

              THE MANHATTAN LIFE INSURANCE COMPANY

               STATEMENT OF SHAREHOLDERS' EQUITY
                          (Unaudited)
                         (in thousands)

                                                 Unrealized
                                                 Gain (Loss)
                              Guarantee          on Available   Total
                               Capital  Retained   for Sale   Shareholders'
                                Shares  Earnings  Securities    Equity
                              --------  --------  ----------   --------
Balance at December 31, 1995    $6,683  $23,606    $ 1,019      $31,308

Net income for the nine months
      ended September 30, 1996      --    1,413         --        1,413

Unrealized depreciation in
 value of fixed income
 securities classified as
 available-for-sale,
 net of income taxes                --       --     (1,261)      (1,261)
                                ------  -------    -------      -------
Balance at September 30, 1996   $6,683  $25,019    $  (242)     $31,460
                                ======  =======    =======      =======

The accompanying notes are an integral part of the financial statements.

         THE MANHATTAN LIFE INSURANCE COMPANY

          CONDENSED STATEMENTS OF CASH FLOWS
                     (Unaudited)
                    (in thousands)



                             Nine Months Ended September 30,
                             ------------------------------
                                     1996         1995
                                     ----         ----
OPERATING ACTIVITIES
 Net income                          $ 1,413      $ 1,337

Charges (credits) to net income
    not affecting cash:
  Policyholders' share of
    income in excess of
    dividends paid                     2,602          471
  Interest credited to interest
    sensitive products                 3,585        3,812
  Interest credited to
    universal life policies            3,753        3,492
  Accrual of discount on
    investments, net                    (339)        (622)
  Realized (gains) on
    investments, net                    (271)        (344)
  Depreciation                           112          110
  Amortization of deferred
    policy acquisition costs           2,812        2,614
  Deferred federal income
    tax expense (benefit)                872         (732)
  Change in operating assets
    and liabilities:
  Accrued investment (income)           (267)        (433)
  Policy acquisition costs deferred   (3,242)      (3,067)
  Federal income tax recoverable         235        1,003
  Policy liabilities                  (8,420)      (1,151)
  Other items, net                      (860)      (1,205)
                                     -------      -------
Cash provided by
 operating activities                  1,985        5,285
                                     -------      -------
INVESTING ACTIVITIES

Purchases of investments:
 Fixed income securities and
    equity securities
    held-to-maturity                      --       (3,038)
 Fixed income securities and
    equity securities
    available-for-sale               (78,757)     (99,296)
 Mortgage loans and real estate      (22,059)     (10,758)
 Short-term investments, net          (2,035)      (1,766)
Purchases of furniture,
   equipment and leaseholds              (68)         (89)
Sales, maturities, redemptions
   and repayments of investments:
 Fixed income securities
   and equity securities
   held-to-maturity                       --        5,400
 Fixed income securities
   and equity securities
            available-for-sale        92,846       90,240
 Mortgage loans and real estate       12,400       12,516
 Policy loans, net                     1,685       (1,324)
                                     -------      -------
Cash provided (used) by
    investing activities               4,012       (8,115)
                                     -------      -------
FINANCING ACTIVITIES

 Premiums/deposits to
   interest sensitive contracts          143        3,937
 Withdrawals from interest
   sensitive contracts                (6,910)      (5,558)
 Receipts from universal life
   policies credited to
   policyholder account balances       4,943        4,565
 Return of policyholder account
   balances on universal
   life policies                      (3,625)      (3,677)
                                     -------      -------
Cash used by financing activities     (5,449)        (733)
                                     -------      -------

Increase (decrease) in cash              548       (3,563)
Cash at beginning of period              711        2,545
                                     -------      -------
Cash (Overdraft) at end of period    $ 1,259      $(1,018)
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

In 1993 the Company announced that a special committee of its independent directors had been formed to consider the fairness of a proposal to eliminate minority interests in the Company's guarantee capital shares by using a reverse stock split to reduce all outstanding minority shares to fractional shares payable in cash. The proposal was made by Union Central.

The reverse stock split is an established method for eliminating minority shareholders. This technique, which is a form of amendment to a corporation's certificate of incorporation pursuant to state law, allows a corporation to reverse split its outstanding shares of stock into a lesser number of outstanding shares of stock. In a situation where a reverse stock split is aimed at eliminating minority shareholders, the corporation may issue one new share of stock in exchange for a number of old shares in excess of the number of such old shares held by the largest minority shareholder. As a result, the holdings of all minority shareholders would be reduced to a fraction of a share for which they would be paid cash in lieu of the issuance of a certificate for such fractional shares.

On October 2, 1996, the Company announced that its Board of Directors unanimously adopted a plan for acquisition of its minority interests in its guarantee capital shares. It is anticipated that the Plan, which would be effective pursuant to a 1 for 303,784 reverse split of the Company's outstanding guarantee capital shares, would result in the elimination of minority shareholder interests and Union Central being the sole remaining holder of the guarantee capital shares of the Company. Pursuant to the Plan, the Company's minority shareholders would receive $7.50 in cash for each guarantee capital share held by them immediately prior to the consummation of the proposed transaction in lieu of the issuance of any fractional new guarantee capital shares resulting from the reverse stock split.

As of September 30, 1996, the Company had 3,341,624 guarantee capital shares issued and outstanding; of these shares, Union Central owned 2,433,345 or approximately 72.8%. It is anticipated the Plan would reduce the number of guarantee capital shares issued and outstanding from 3,341,624 to 8. It is anticipated the remaining 908,279 guarantee capital shares held by shareholders other than Union Central will be exchanged for cash in the aggregate amount of approximately $6,812,000. The par value of the guarantee capital shares will be increased from $2.00 per share to $835,406 per share.

All holders of guarantee capital shares will return their shares to the Company for either new guarantee capital shares or cash. Each holder of guarantee capital shares that returns a group of 303,784 shares together with cash in the amount of $227,838, will receive in exchange one new guarantee capital share. Each holder that returns less than a group of 303,784 guarantee capital shares (including a shareholder who owns in excess of 303,784 guarantee capital shares) will receive $7.50 in cash for each guarantee capital share returned.

Pursuant to the exchange, Union Central will return to the Company 2,433,345 guarantee capital shares plus cash of approximately $1,800,000 in exchange for which it will receive 8 new guarantee capital shares and approximately $23,000 in cash for the remaining guarantee capital shares in excess of the amount required for each new guarantee capital share. The Company does not anticipate any of the minority shareholders will accumulate the number of guarantee capital shares required to be exchanged for a new guarantee capital share.

The Company proposes to use funds from the Guarantee Capital Reserve (GCR) of approximately $5,012,000 and Guarantee Capital of approximately $1,800,000 to pay for the guarantee capital shares held by its minority shareholders after the reverse stock split. Union Central will contribute approximately $1,800,000 to the Company's Guarantee Capital; as a result the aggregate amount of capital guaranteed to the Company's policyholders will remain at its current balance of $6,683,000.

Manhattan Life will call a Special Meeting of its shareholders to consider and vote upon the proposed transaction. The proposed transaction is subject to the affirmative vote of shareholders holding at least two-thirds of the outstanding guarantee capital shares. Union Central owns approximately 72.8% of the Company's outstanding guarantee capital shares and, therefore, has sufficient voting power to approve the reverse stock split without the affirmative vote of any other shareholder of the Company. Union Central has advised the Company that it intends to vote its shares in favor of the reverse stock split. The proposed transaction is also subject to review by the New York Insurance Department (the Department). The Company presently expects the proposed transaction will be completed in the fourth quarter of 1996.

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

The Company and the Department have agreed to the following guidelines under which shareholder distributions from the GCR would be permitted, subject to prior approval by the Department:

     If the Company's statutory-basis surplus is less than or equal to 9% of its statutory policy reserves, then principal and interest distributions are limited to the lesser of the prior year statutory gain from operations, (after policyholders' dividends and federal income taxes and before realized gains and losses) or the prior year's increase in statutory surplus or,

     If its statutory-basis surplus exceeds 9% of statutory policy reserves, the principal and interest distributions are limited to the greater of the prior year statutory gain from operations, (after policyholders' dividends and federal income taxes and before realized gains and losses) or the prior year increase in statutory surplus.

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

The balance in the GCR was $16,365,000 and $14,910,000 at September 30, 1996 and December 31, 1995, respectively, and the ratio of the Company's statutory surplus to its policy reserves was 7.68% and 7.70%, respectively. Interest added to the GCR amounted to $925,000, and $707,000 for the nine months ended September 30, 1996, and 1995, respectively, and it was included in the Company's results of operations as a reduction of policyholders' dividends and participation in operations.

The following table summarizes the allocation of the Company's net income between the shareholders and the policyholders:

                               Three Months      Nine Months
                                   Ended            Ended
                               September 30,     September 30,
                               1996     1995     1996     1995
                               ----     ----     ----     ----
                               (in thousands)    (in thousands)
Distributable income:
 Net income                    $  469   $  563    $ 1,413 $ 1,337
 Policyholders' dividends
   and participation in
   operations                   1,214    2,100     3,414    4,412
 Less interest credited
   to GCR                        (295)    (262)     (925)    (707)
                               -------  -------  -------  -------
   Distributable income        $ 1,388  $ 2,401  $ 3,902  $ 5,042
                               =======  =======  =======  =======

Shareholders' share
 of net income:
 1/8 of distributable income   $   174  $   301  $   488  $  630
    Interest credited to GCR       295      262      925      707
                               -------  -------  -------  -------
       Net income              $   469  $   563  $ 1,413  $ 1,337
                               =======  =======  =======  =======

Policyholders' 7/8th share
 of distributable income
 (reported as policyholders'
  ividendsand participation
 in operations in the
 Statements of Income)         $ 1,214  $ 2,100  $ 3,414  $ 4,412
                               =======  =======  =======  =======

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

Note 4. Accounting Pronouncements

During the first quarter of 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors of Impairment of a Loan" (SFAS 114). SFAS 114 was amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition" (SFAS 118). SFAS 118 had no impact on the Company's adoption of SFAS 114.

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

On November 15, 1995, the Financial Accounting Standards Board
(FASB) staff issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115 Special Report). In accordance with provisions in the SFAS 115 Special Report, the Company chose to reclassify all held-to-maturity securities to available-for-sale at December 31, 1995. At the date of transfer, the amortized cost of those securities was $312,690,000, with a market value totaling $325,038,000 ($98,793,000 of mortgage-backed securities and $226,245,000 of corporate bonds). For the nine month period ended September 30, 1996, the amortized cost of the available-for-sale securities was $299,080,000, with a market value totaling $296,143,000 ($87,625,000 of mortgage-backed securities and $208,518,000 of corporate bonds). In addition, there were equity securities classified as available-for-sale with market values totaling $2,000 at December 31, 1995. There were no equity securities held at September 30, 1996.

The following table identifies changes in investment value and unrealized gain (loss) resulting from changes in the market value of investments classified as "Available-for-Sale":

                                    Fixed      Equity
                                  Maturities  Securities  Total
                                  ----------  ----------  -----
                                            (in thousands)
Market Value at September 30, 1996  $296,143   $     --   $296,143
Book Value at September 30, 1996     299,080         --    299,080
                                    --------   --------   --------
Unrealized (Loss) as of
  September 30, 1996:               $ (2,937)  $     --   $ (2,937)
                                    ========   ========   ========

Market Value at December 31, 1995   $325,038   $      2   $325,040
Book Value at December 31, 1995      312,690          2    312,692
                                    ========   ========   ========
Unrealized Gain as of
  December 31, 1995:                $ 12,348   $     --   $ 12,348
                                    ========   ========   ========

Change in Unrealized Gain from
  December 31, 1995:                $(15,285)  $     --   $(15,285)
                                    ========   ========   ========

Shareholders' 1/8 share of
  change in unrealized gain
  from December 31, 1995            $ (1,911)  $     --   $ (1,911)*
                                    ========   ========   ========

Policyholders' 7/8 share
  of change in unrealized gain
  from December 31, 1995            $(13,374)  $     --   $(13,374)*
                                    ========   ========   ========

* The change in unrealized gains (losses) caused shareholders' equity to decrease $1,261 (net of deferred taxes of $650) and policyholders' equity to decrease $8,827 (net of deferred taxes of $4,547) for the nine months ended
     September 30, 1996.

Note 5. Federal Income Taxes

The provision for federal income taxes does not bear the customary relationship to income before taxes due to the presentation of taxes on a total Company basis which is based on the sum of shareholders' and policyholders' share of pretax income. Effectively, 7/8th's of the tax expense is allocated to the policyholders in the final allocation of net income. See the calculation of policyholders' dividends and participation in operations included in Note 2 of Notes to the Condensed Financial Statements.

For the nine months ended September 30, 1996, the policyholders' dividend liability, because of a change in estimate, was reduced by approximately $2,700,000. This caused a $945,000 increase in deferred federal income tax expense. However, because of the unique corporate structure, (see Note 2 and 3 of Notes to the Condensed Financial Statements) the effect on shareholder's net income as a result of this adjustment was limited to 1/8th of the deferred federal income tax expense, $118,000.

The Company is taxed under the life insurance company provisions of the Internal Revenue Code (the Code). Under the Code, a life insurance company's taxable income incorporates income from all sources, including premiums, investment income and certain changes in reserves. Amendments to the Code adopted in 1990 require life insurance companies to capitalize and amortize policy acquisition costs calculated by prescribed formulas.
These deferred acquisition costs are determined based on Internal Revenue Service (IRS) prescribed percentages of net premiums which vary by type of policy. Prior tax law permitted these costs to be deducted as they were incurred. By deferring deductions, this law has the effect of increasing the current tax incurred, and decreasing deferred taxes payable by a corresponding amount. This provision of the act resulted in increases in the Company's taxable income of $311,000 and $532,000 for the three months and nine months ended September 30, 1996 compared to $193,000 and $667,000 for the same periods in 1995.

Included in the Condensed Balance Sheets at September 30, 1996 and December 31, 1995 is a net deferred tax asset of $2,762,000 and a net deferred tax liability of $1,563,000, respectively.
The shift from a net deferred tax liability to a net deferred tax asset occurred as a result of recording an unrealized loss of $2,937,000 on the Company's investment portfolio at September 30, 1996 compared to an unrealized gain of $12,348,000 at December 31, 1995. (See Note 4 of Notes to Condensed Financial Statements for further information). As discussed in the preceding paragraph, the overall net deferred tax asset is primarily the result of the accumulation of deferred acquisition costs that will be deductible in future periods. Based on offsetting deferred tax credits, taxable income in the carryback period and expected future taxable income, it is management's determination that it is more likely than not that the net deferred tax asset will be realized.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    This discussion and analysis highlights the major trends affecting the three months and nine months ended September 30, 1996. To provide a basis for the discussion, reference should be made to the financial statements, notes to financial statements and supplementary financial data included in the Annual Report for the year ended December 31, 1995.

    General. The Manhattan Life Insurance Company (the Company) maintains its Home Offices at 111 West 57th Street, New York, New
York 10019; (212) 484-9300. The Company was incorporated under the laws of New York in 1850.

    At September 30, 1996 and December 31, 1995, The Union
Central Life Insurance Company (Union Central) owned 72.8% of the
Company's guarantee capital shares.

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

    Impact of the Corporate Charter on the Company's Dividends Policy. The Company is a guarantee capital life insurance company. Its stock is not common stock. The term "guarantee" refers to the fact that the capital supplied by the shareholders is "guaranteed" to the Company and does not constitute in any manner a guarantee by anyone or of any assets of the Company.
The Company's stock represents capital guaranteed to the Company as an enterprise primarily for the benefit of the Company's policyowners. Life insurance companies with guarantee capital like the Company's stock were well known in the early 1800's and at the time the Company was organized in 1850. The guarantee capital form of business organization is not well known today, and management believes the Company is the only life insurance company in the United States retaining this form of organization. Because of the Company's unusual corporate status, the legal rights of holders of the Company's stock are uncertain in some respects, including the right to share in unassigned surplus in the unlikely event of liquidation. New York law does not provide any specific guidance as to the relative rights of shareholders and policyholders with respect to unassigned surplus, and the Company has not been able to obtain an unqualified legal opinion as to those rights. While the Company believes the shareholders and policyholders would share in unassigned surplus according to their respective one-eighth/seven-eighths share of profits, there can be no assurance that such would be the case. As of September 30, 1996 the Company's unassigned statutory surplus amounted to $6,163,000, of which the one-eighth portion which should presumably be attributable to holders of the Company's stock was $770,000. If it should prove to be the case that the Company shareholders have no entitlement to unassigned statutory surplus, they would stand to lose, collectively, such one-eighth share thereof.

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

    The Company and the Department have agreed to the following guidelines under which shareholder distributions from the GCR will be permitted, subject to prior approval by the Department:

     If the Company's statutory-basis surplus is less than or equal to 9% of its statutory policy reserves, then principal and interest distributions are limited to the lesser of the prior year statutory gain from operations, (after policyholders' dividends and federal income taxes and before realized gains and losses) or the prior year's increase in statutory surplus or,

     If its statutory-basis surplus exceeds 9% of statutory policy reserves, the principal and interest distributions are limited to the greater of the prior year statutory gain from operations, (after policyholders' dividends and federal income taxes and before realized gains and losses) or the prior year increase in statutory surplus.

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

    The GCR is a restricted segment of the Company's total statutory surplus, and does not represent a commitment or liability to pay shareholder dividends. Interest credited to the GCR, which is a significant component of net income, depends on the unpaid reserve balance and the Company's portfolio interest rate. Changes in the GCR balance are summarized as follows:


                                    Nine Months      Year
                                       Ended         Ended
                                   September 30,  December 31,
                                       1996          1995
                                   -------------  ------------
                                         (in thousands)
Balance at beginning of period       $ 14,910       $ 13,171

1/7 of policyholder dividends paid        530            744
Interest at the portfolio rate
 from the prior period                    925            995
                                     --------       --------

Balance at end of period             $ 16,365       $ 14,910
                                     ========       ========
Average portfolio rate
 for the prior period                   7.62%          8.31%
                                     ========       ========

    The ratio of the Company's statutory surplus to its policy reserves was 7.68%, and 7.70%, at September 30, 1996 and December
31, 1995, respectively.

    It should also be noted that the trend in the life insurance industry has been away from sales of traditional participating policies towards interest sensitive and term products. Since the amounts distributable to the Company shareholders have been historically tied to the amounts distributable to holders of participating policies (on the one-eighth/seven eighths basis), to the extent the number of outstanding participating policies decrease or the dividend scale on these policies decreases, the amount of profits potentially distributable to holders of the Company's guarantee capital shares will decrease. The Company's management is working to counter this trend. In 1991, management developed and introduced a whole life participating policy, Par Flex, designed to compete with interest sensitive products.
Since 1991, the number of Par Flex policies in force has increased from 61 to 2,474 at September 30, 1996, resulting in an increase in annualized gross premiums of $5,745,000 and an increase in in force of $226,274,000. In addition, the Par Flex plan has developed a dividend liability of $322,000 at September 30, 1996. Management plans to continue developing whole life participating products in the future.


    Results of Operations:

    Earnings. The Company's charter provides for the allocation of its after-tax profits between its shareholders and its policyholders. The shareholders' portion includes interest on undistributed shareholder profits accumulated at interest in the GCR, plus one-eighth of distributable income (i.e, income after income taxes and interest on the GCR, but before policyholder dividends). The table below summarizes the shareholders' share of net income:


                                         Three Months      Nine Months
                                            Ended             Ended
                                         September 30,     September 30,
                                         1996     1995     1996     1995
                                         ----     ----     ----     ----
                                                 (in thousands)
Distributable income:

Net income                               $  469   $  563   $1,413   $1,337
Policyholders' dividends and
  participation in operations             1,214    2,100    3,414    4,412
Less interest credited to GCR              (295)    (262)    (925)    (707)
                                         ------   ------   ------   ------
Distributable income                     $1,388   $2,401   $3,902   $5,042
                                         ======   ======   ======   ======

Shareholders' share of net income:
1/8 of distributable income                 174      301      488      630
Interest credited to GCR                    295      262      925      707
                                         ------   ------   ------   ------
Net income                               $  469   $  563   $1,413   $1,337
                                         ======   ======   ======   ======
Policyholders' 7/8th share
 of distributable income
 (reported as policyholders'
 dividend and participation
 in operations in the statements

 of income)                              $1,214   $2,100   $3,414   $4,412
                                         ======   ======   ======   ======


    The Company's charter ameliorates the effect on shareholders of deteriorating economic conditions, investment losses, losses resulting from asset/liability mismatches, mortality losses, or losses resulting from any other adverse experience by causing seven-eights of the amount of such losses to be charged to policyholders' equity. For example, if the Company experienced a $1,000,000 extraordinary loss on mortality in a given financial quarter, the shareholders' share of the loss would be $125,000 on a generally accepted accounting principles (GAAP) pre-tax basis. On the other hand, if the Company as an enterprise experienced a $1,000,000 extraordinary gain from operations for a given financial period, the shareholders' share of the gain would be $125,000 of income on a pre-tax basis.

    Insurance Revenues, Policyholder Benefit Expenses and
Interest Expenses. Below is a breakdown of insurance revenues, policyholder benefit expenses and interest expenses by lines of business:


                                        Three Months      Nine Months
                                           Ended             Ended
                                        September 30,     September 30,
                                        1996     1995     1996     1995
                                        ----     ----     ----     ----
                                        (in thousands)    (in thousands)
Insurance Revenue:

Individual Traditional Life Premiums    $ 6,312  $ 7,391  $19,477  $21,920
Individual Universal Life
  Policy Charges                          3,078    2,844    9,008    8,180
Annuities and GICS                            1        1        4        8
                                        -------  -------  -------  -------
Total Insurance Revenue                 $ 9,391  $10,236  $28,489  $30,108
                                        =======  =======  =======  =======

Policyholder Benefits:
Death Benefits:
Individual Traditional Life             $ 5,116  $ 5,541  $13,565  $14,643
Individual Universal Life                 1,456    2,801    5,385    5,635
                                        -------  -------  -------  -------
Total Death Benefits                      6,572    8,342   18,950   20,278
                                        -------  -------  -------  -------
Surrender Benefits:
Individual Traditional Life               2,052    2,048    6,389    5,899
                                        -------  -------  -------  -------
Change in Policy Reserves:
Individual Traditional Life                (951)    (771)  (3,779)  (2,260)
Annuities and GICS                           24     (179)    (311)  (1,206)
                                        -------  -------  -------  -------
Total Changes in Policy Reserves           (927)    (950)  (4,090)  (3,466)
                                        -------  -------  -------  -------
Other Benefits:
Individual Traditional Life                 313      374    1,136    1,400
Annuities and GICS                        1,511    1,406    4,605    4,720
                                        -------  -------  -------  -------
Total Other Benefits (1)                  1,824    1,780    5,741    6,120
                                        -------  -------  -------  -------
Total Policyholder Benefits             $ 9,521  $11,220  $26,990  $28,831
                                        =======  =======  =======  =======
    Interest Expense:
        Individual Universal Life       $ 1,283  $ 1,272  $ 3,753  $ 3,492
        Annuities and GICS                1,178    1,309    3,585    3,812
                                        -------  -------  -------  -------
    Total Interest Expense              $ 2,461  $ 2,581  $ 7,338  $ 7,304
                                        =======  =======  =======  =======

(1) Other benefits include matured endowment payouts and annuity benefit payouts.


    The following discussion describes the results in more detail.

    Individual Traditional Life. Individual traditional life insurance revenues decreased as production decreased when compared to the same period in the prior year, and ceded premiums increased.

    In the past there was an industry wide shift in product mix towards interest sensitive products, and as a result, management believes that profit margins industry wide have decreased significantly. The industry profit margins on interest sensitive products have been historically lower than profit margins on traditional life products. The profit margins on traditional life products are following this industry trend as the Company has had to make traditional products more competitive with interest sensitive products by decreasing premiums. The Company introduced a new participating product in 1991. Management plans to continue developing whole life participating products in the future in order to increase the book of business that pays policy dividends.

    Individual traditional life policyholder death benefits decreased and surrenders increased for the nine months ended September 30, 1996 compared to the same period in the prior year due to random fluctuations which are inherent in the life insurance industry. The decrease in life reserves was larger in 1996 compared to the same period in 1995, due to less new business in 1996 compared to 1995, and an increase in the level of surrenders.

    Individual Universal Life. Universal life revenues, for the nine months ended September 30, 1996, increased compared to the same period in 1995 due to an increase in the number of universal life policies in-force. Growth in this line of business is expected to continue in 1996.

    Individual universal life death benefits for the nine months ended September 30, 1996, decreased compared to the same period in the prior year.

    Interest expense increased slightly between periods since the increase in universal life in-force more than offset the decrease in interest crediting rates from 6.44% for the nine month period ended September 30, 1995 to 6.26% for the same period in 1996. Consistent with industry practice, the Company has the opportunity to adjust crediting rates on individual universal life insurance to reflect market conditions. The current economic environment and market rates have caused the decrease in the interest crediting rates.

    Annuities and GIC's. Guaranteed Interest Contracts (GIC's) revenues are not significant because the Company suspended the sale of GIC's in 1985 to reduce the asset/liability mismatch resulting from funding GIC's with commercial mortgages and to strengthen its capital position as measured by the ratio of its statutory surplus to total assets. Over ninety-eight percent of the GIC liability remaining at September 30, 1996 represents investment contracts owned by the Company's pension plan.

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


    Interest expense for the period ending September 30, 1996 remains consistent when compared to the period ending September
30, 1995. The weighted average annual interest rates credited on the Company's annuity products are as follows:


                                        Three Months      Nine Months
                                           Ended             Ended
                                        September 30,     September 30,
                                        1996     1995     1996     1995
                                        ----     ----     ----     ----
Guaranteed Interest Contracts           5.95%    5.99%    5.98%    6.02%
Single Premium Deferred Annuity         5.91%    6.33%    6.08%    6.17%

    Investment Income. Investment activities are an integral part of the Company's business, with investment income representing a major component of total revenues. The major categories of net investment income by class of investment are summarized as follows:



                                        Three Months      Nine Months
                                           Ended             Ended
                                        September 30,     September 30,
                                        1996     1995     1996     1995
                                        ----     ----     ----     ----
                                        (in thousands)    (in thousands)
        Fixed maturities                $ 5,751  $ 6,371  $17,982  $18,378
        Mortgages                         1,773    3,340    5,287    6,895
        Real estate                         363      380    1,063    1,174
        Policy loans                        756      801    2,269    2,302
        Short-term investments               52      122       99      272
        Other                                17       27       85       90
                                        -------  -------  -------  -------
                                          8,712   11,041   26,785   29,111
        Investment expenses                (272)    (775)  (1,790)  (2,227)
                                        -------  -------  -------  -------

        Net investment income           $ 8,440  $10,266  $24,995  $26,884
                                        =======  =======  =======  =======

    For the nine months ended September 30, 1996, net investment income decreased $1.9 from the same period in 1995 as net investment yield decreased from 8.31% at September 30, 1995 to 7.69% at September 30, 1996, and the amount of overall invested assets decreased. The net investment yield was affected by a $1.8 million default interest collection on a mortgage payoff during 1995. Investment expenses decreased in the quarter and nine months ended September 30, 1996 due to a settlement of a lawsuit related to a mortgage loan. The Company recovered approximately $368,000 of previously incurred expenses in the quarter ended September 30, 1996.

Realized Gains (Losses). Realized investment gains (losses) by class of investment are summarized as follows:

                                        Three Months      Nine Months
                                           Ended             Ended
                                        September 30,     September 30,
                                        1996     1995     1996     1995
                                        ----     ----     ----     ----
                                        (in thousands)    (in thousands)
Fixed maturities                        $ (52)   $  887   $ 309    $ 868
Equity securities                          --       113      (3)     113
Mortgages                                  20       336     (35)    (637)
                                        -----    ------   -----    -----

Realized gain (losses) on investments   $ (32)   $1,336   $ 271    $ 344
                                        =====    ======   =====    =====

    The net realized gains in 1996 are a result of investment sales activity in the available-for-sale portfolio of fixed income securities offset by a $35,000 increase in the allowance for potential mortgage losses.
    Proceeds, gross realized gains and gross realized losses from the sales of investments in debt securities classified as available-for-sale follows:


                                        Three Months      Nine Months
                                           Ended             Ended
                                        September 30,     September 30,
                                        1996     1995     1996     1995
                                        ----     ----     ----     ----
                                        (in thousands)    (in thousands)
        Proceeds                        $11,458  $24,823  $79,746  $82,604
        Gross Realized Gains                 94      833    1,488    1,960
        Gross Realized Losses              (298)    (217)  (1,317)  (1,478)

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

    Underwriting, Acquisition and Insurance Expense.
Underwriting, acquisition and insurance expenses for the nine months ended September 30, 1996 decreased when compared to the same period in 1995 due to less new business, and decreased operating costs.

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



                                        Three Months      Nine Months
                                           Ended             Ended
                                        September 30,     September 30,
                                        1996     1995     1996     1995
                                        ----     ----     ----     ----
                                        (in thousands)    (in thousands)
Distributable income
 - (See Footnote 2 of
 Notes to Financial Statements)         $ 1,388  $ 2,401  $ 3,902  $ 5,042
                                        =======  =======  =======  =======

Policyholders' 7/8th share
 of distributable income
 (reported as policyholders'
 dividends and participation
 in operations in the
 Statements of Income)                  $ 1,214  $ 2,100  $ 3,414  $ 4,412
                                        =======  =======  =======  =======

Policyholders' dividends                $  929   $ 1,184  $   813  $ 3,941
Increase in policyholders' equity          285       916    2,601      471
                                        -------  -------  -------  -------
Total policyholders' dividends
  and participation in operations       $ 1,214  $ 2,100  $ 3,414  $ 4,412
                                        =======  =======  =======  =======

    During the nine months ended September 30, 1996, the policyholders' dividend liability, because of a change in estimate, was reduced by approximately $2,700,000. This caused a decrease in policyholders' dividends, and an increase in the policyholders' participation in operations. The effect on total policyholders' dividends and participation in operations, because of the unique corporate structure, (see Note 2 and 3 of Notes to the Condensed Financial Statements) was limited to 7/8th's of the total federal income tax effect, $827,000.

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

    Federal Income Taxes. The Company is taxed under the life insurance company provisions of the Internal Revenue Code (the
Code). Under the Code, a life insurance company's taxable income incorporates income from all sources, including premiums, investment income and certain changes in reserves. Amendments to the Code adopted in 1990 require life insurance companies to capitalize and amortize policy acquisition costs calculated by prescribed formulas. These deferred acquisition costs are determined based on Internal Revenue Service (IRS) prescribed percentages of net premiums that vary by type of policy. Prior tax law permitted these costs to be deducted as they were incurred. By deferring deductions, this law has the effect of increasing the current tax incurred, and decreasing deferred taxes payable by a corresponding amount. This provision of the act resulted in increases in the Company's taxable income of $311,000 and $532,000 for the three months and nine months ended
September 30, 1996 compared to $193,000 and $667,000 for the same periods in 1995.

    Included in the Condensed Balance Sheets at September 30, 1996 and December 31, 1995 is a net deferred tax asset of $2,762,000 and a net deferred tax liability of $1,563,000, respectively. The shift from a net deferred tax liability to a net deferred tax asset occurred as a result of recording an unrealized loss of $2,937,000 on our investment portfolio at September 30, 1996 compared to an unrealized gain of $12,348,000 at December 31, 1995. (See Note 4 of Notes to Condensed Financial Statements for further information.) As discussed in the preceding paragraph, the overall net deferred tax asset is primarily the result of the accumulation of deferred acquisition costs that will be deductible in future periods. Based on offsetting deferred tax credits, taxable income in the carryback period, and expected future taxable income, it is management's determination that it is more likely than not that the net deferred tax asset will be realized.

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

Financial Condition:

    Liquidity. The Company is domiciled in New York and subject to Regulation 126 adopted and promulgated by the Department.
Under this regulation, the Company is required to annually file a report which summarizes the results of projecting asset and liability cash flows under multiple interest rate scenarios. Due to the decrease in the long-term expectation of the Company's investment yield versus the expected yield used when pricing the structured settlement and lottery annuities issued from 1981 to 1986, the Company recorded an additional statutory reserve totalling $1,400,000 based on test results as of December 31, 1995. An additional GAAP reserve of $3,300,000 was recorded as of December 31, 1995.

    The Company has no material off-balance-sheet risks, except for mortgage commitments made in the normal course of business.

    Management believes that the Company's sources of liquidity are more than adequate to meet its anticipated needs.

    Capital Resources. The following comparison of the Company's capital ratios demonstrates the adequacy of the Company's statutory surplus:

                                     September 30,    December 31,
                                         1996            1995
                                     -------------    -----------
Ratio of statutory surplus plus
 the asset valuation reserve to
 statutory assets
   Manhattan Life                         7.5%            7.4%
   Industry                                *              9.6%
Ratio of statutory surplus plus
 the asset valuation reserve to
 invested assets
   Manhattan Life                         7.8%            7.6%
   Industry                                *             10.0%


* Source: The Townsend & Schupp Company's annual survey of 254 of the largest U.S. life insurance companies ranked by total assets. (Comparative ratio's as of September 30, 1996 are not available.)

    The increase in the above ratios is a result of a statutory gain from operations of $799,000 for the period ended
September 30, 1996.

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

    The Company has no surplus relief reinsurance agreements or other types of surplus financing transactions in effect at September 30, 1996 or December 31,1995.

    Investments. The current investment strategy for the Company is designed to maintain the portfolio's overall quality, yield, liquidity, asset/liability structure, asset diversification, and to avoid issuer concentration and higher risk assets. All of the investments in the portfolio are well within diversification, quality and other requirements of state insurance laws. The Company is directing most of its new investment cash flow in 1996 to the acquisition of investment grade bonds, mortgage-backed securities, and commercial mortgages.
    The composition of the Company's invested assets is as follows
(in thousands):


                           September 30,         December 31,
                              1996       Percent    1995      Percent

Category
Fixed Maturities:
Mortgage-Backed Securities    $ 87,625      20%     $ 98,793     22%
Corporate Bonds                208,518      48       226,245     50
                              --------     ---      --------    ---

Total Fixed Income Securities  296,143      68       325,038     72

Other Invested Assets               23       0            --      0
Short-term                       2,100       0            --      0
Common Stock                        --                     2      0
Commercial Mortgages            78,747      18        70,048     16
Real Estate Owned                7,394       2         6,388      1
Policy Loans                    50,055      12        51,740     11
                              --------     ---      --------    ---

    TOTAL INVESTMENTS         $434,462     100%     $453,216    100%
                              ========     ===      ========    ===


    This schedule excludes cash held by the Company totalling
$1,259,000 and $711,000 at September 30, 1996 and December 31,
1995, respectively.

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

    On November 15, 1995, the Financial Accounting Standards Board (FASB) staff issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115 Special Report). In accordance with provisions in the SFAS 115 Special Report, the Company chose to reclassify all held-to-maturity securities to available-for-sale at December 31, 1995. In addition, there were equity securities classified as available-for-sale with market values totaling $2,000 at December 31, 1995. There were no equity securities held at September 30, 1996.

    The following table identifies changes in investment value and unrealized gain (loss) resulting from changes in the market value of investments classified as "Available-for-Sale" (in thousands):


                                     Fixed       Equity
                                   Maturities  Securities  Total
                                   ----------  ----------  -----
                                             (in thousands)

Market Value at September 30, 1996  $296,143     $  --     $296,143
Book Value at September 30, 1996     299,080        --      299,080
                                    --------     -----     --------
Unrealized (Loss) as of
September 30, 1996:                 $ (2,937)     $ --     $ (2,937)
                                    ========     =====     ========

Market Value at December 31, 1995   $325,038     $   2     $325,040
Book Value at December 31, 1995      312,690         2      312,692
                                    ========     =====     ========
Unrealized Gain as of
  December 31, 1995:                $ 12,348     $  --     $ 12,348
                                    ========     =====     ========

Change in Unrealized Gain from
  December 31, 1995:                $(15,285)    $  --     $(15,285)
                                    ========     =====     ========

Shareholders' 1/8 share of
  change in unrealized gain
  from December 31, 1995            $ (1,911)    $  --     $ (1,911)*
                                    ========     =====     ========

Policyholders' 7/8 share of
  change in unrealized gain
  from December 31, 1995            $(13,374)    $  --     $(13,374)*
                                    ========     =====     ========

* The change in unrealized gains (losses) caused shareholders' equity to decrease $1,261 (net of deferred taxes of $650) and policyholders' equity to decrease $8,827 (net of deferred taxes of $4,547) for the nine months ended
     September 30, 1996.

    Management periodically reviews its fixed maturities portfolio to determine if factors evidencing an other than temporary impairment in value exist for individual securities. In making this determination, management evaluates the strength of the issuer's liquidity and its continued ability to service its contractual obligations and the occurrence of events of default. As of September 30, 1996, no bonds were in default.

    The weighted average maturity of the marketable bond portfolio excluding mortgaged-backed securities was 8.83 years as of September 30, 1996.

    At September 30, 1996, the Company continued to invest in mortgage-backed securities. The mortgage-backed securities are subject to risks associated with variable prepayments. As such, those securities may have a different actual maturity than planned at the time of purchase. Securities that have an amortized cost that is greater than par and that are backed by mortgages that prepay faster than expected will incur a reduction in yield or an increase in yield if prepaid slower than expected. Those securities that have an amortized cost that is less than par and that prepay faster than expected will generate an increase in yield or a decrease in yield if prepaid slower than expected. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayment in a changing interest rate environment, and the repayment priority of the securities in the overall securitization schedule.

    The Company limits the extent of those risks by generally avoiding securities whose cost significantly exceeds par, by purchasing securities that are backed by stable collateral, and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield but higher liquidity than higher-risk mortgage-backed securities. At selected times, higher-risk securities may be purchased if they do not compromise the safety of the Company's general portfolio. At September 30, 1996, the Company does not have a significant amount of higher-risk mortgage-backed securities. The Company's CMO portfolio is structured to produce acceptable yields while minimizing the risk of prepayment uncertainty.

    High-yield, below investment grade securities included in the investment portfolio increased to $34,964,000 (market:
$34,906,000) at September 30, 1996 from $24,357,000 (market:
$24,531,000) at December 31, 1995 and amounted to approximately 6.38% of invested assets and approximately 5.5% of total assets at September 30, 1996. Management believes that the current level of investment in high-yield securities, at only 6.38% of invested assets, offers desired returns without undue risk. The interest rates available on those high-yield below-investment-grade securities are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below-investment-grade securities because those securities are generally unsecured and are often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. The Company attempts to minimize the risks associated with those below-investment-grade securities by limiting the exposure to any one issuer and by closely monitoring
the credit worthiness of such issuers.   The Company's management
does not presently anticipate its investments in high yield securities will have any significant adverse effect on the Company's financial condition or income from operations.

    Real Estate Owned. Real Estate acquired through foreclosure or "in-substance" foreclosure amounted to $7,394,000 and $6,388,000 at September 30, 1996 and December 31, 1995. The increase is due to the capitalization of building improvements.
It is valued as follows:

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

    Mortgages. At September 30, 1996 the Company's mortgage loans on real estate increased $8,699,000 from $70,048,000 at December 31, 1995 to $78,747,000 at September 30, 1996, net of an allowance for potential mortgage loan losses of $1,416,000 and $1,381,000 at September 30, 1996 and December 31, 1995,
respectively. During the fourth quarter of 1994, the Company began participating in new loan fundings with Union Central. New loan fundings, on a participating basis, continue with Union Central during 1996 in order to geographically diversify the existing portfolio. During the first nine months of 1996, the Company participated in 63 new originations totalling $17,550,000 out of a total loan amount of $131,196,000.

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

    The Company also monitors its mortgage portfolio in an attempt to identify loans which are not currently classified as delinquent, but where the Company has knowledge which causes it to have concerns as to the ability of borrowers to comply with the present loan repayment terms. These loans ("watchlist loans") are subject to increased scrutiny and review by the Company. Watchlist loans totalled $9,204,000 and $13,964,000 at September 30, 1996 and December 31, 1995, respectively. These loans were considered by management in establishing the $1,416,000 mortgage loan loss reserve.

    It is the Company's policy to place mortgages on nonaccrual status when it appears probable that accrued interest will not be recovered. None of the Company's mortgages were on nonaccrual status at September 30, 1996 or December 31, 1995.

    The Company classifies mortgages that are 90 days or more delinquent as to interest and/or principal payments or those in the process of foreclosure as being in default. None of the Company's mortgages were in default as of September 30, 1996 or at December 31, 1995. As part of the valuation process, management reviews loans individually and makes economic estimates of property values and probability estimates of losses occurring based on the analysis of operating statements, compilation of current and projected market data, a review of property inspection reports, appraisals and judgments regarding the financial strength of individual borrowers. This valuation process was used by management in establishing the $1,416,000 mortgage loan loss reserve as of September 30, 1996. Included in the mortgage loan loss reserve are amounts provided for specific properties for which management believes market conditions or other factors indicate the net realizable value of the underlying collateral is less than the mortgage balance (and any accrued interest). Net realizable value for real estate assets is determined based upon the market value of a property which takes into consideration capital improvements and leasing activities. Management believes the Company's mortgage loan loss reserve is adequate. However, management cannot predict with assurance where the economy is headed or how the mortgage portfolio would be affected by various economic circumstances. Management closely monitors the mortgage portfolio and regularly reviews the mortgage loan reserves to determine whether adjustments to the reserve or asset values appear warranted.

    There have been no troubled debt restructurings since year end 1989.

    A summary of the characteristics of the Company's mortgage portfolio (before deducting the valuation reserve of $1,436,000 and $1,381,000 at September 30, 1996 and December 31, 1995, respectively) follows ($ in thousands):

                            September 30, 1996   December 31, 1995
                                       Percent             Percent
                                      of Total            of Total
                            ------------------   -----------------
Geographic Diversification:
New England                 $ 1,285      1.6%    $ 1,486     2.1%
Middle Atlantic              20,380     25.4      27,029    37.8
South Atlantic               10,193     12.7       6,317     8.8
East North Central            9,882     12.3       6,328     8.9
West North Central            4,525      5.6       4,614     6.4
East South Central            2,472      3.1       1,694     2.4
West South Central           10,725     13.4       8,893    12.5
Mountain                      9,038     11.3       5,889     8.2
Pacific                      11,663     14.6       9,179    12.9
                           --------    -----     -------   -----
        Total               $80,163    100.0%    $71,429   100.0%
                            =======    =====     =======   =====

Property Type:

Office                      $21,880     27.3%    $16,078    22.5%
Apartment                    20,071     25.0      22,325    31.3
Retail                       28,730     35.8      24,308    34.0
Industrial                    6,543      8.2       6,433     9.0
Residential                     232      0.3         260      .4
Other                         2,707      3.4       2,025     2.8
                            -------    -----     -------   -----
       Total                $80,163    100.0%    $71,429   100.0%
                            =======    =====     =======   =====

Maturities:

Past Maturity               $     0      0.0%    $     2     0.0%
Maturing within 1 year        1,195      1.5      12,757    17.9
Maturing in 2-5 years        23,755     29.6      25,527    35.7
Maturing in 6-10 years        9,927     12.4       5,836     8.2
Maturing in over 10 years    45,286     56.5      27,307    38.2
                            -------    -----     -------   -----
            Total           $80,163    100.0%    $71,429   100.0%
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



                      THE MANHATTAN LIFE INSURANCE COMPANY

                                 (The Registrant)



                               By    /s/Daniel J. Fischer
Dated:  November 13, 1996      Daniel J. Fischer
                               President and Chief Executive
                               Officer and General Counsel



                               By    /s/James N. Kotsonis
Dated:  November 13, 1996      James N. Kotsonis
                               Senior Vice President,
                               Chief Actuary and
                               Chief Financial Officer